Form 10-Q
period 1996-05-04
CARSON PIRIE SCOTT & CO /IL/
filed 1996-06-14
CIK 910723

FORM 10-Q        EXHIBIT INDEX ON
                                                     PAGE 10
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended May 4, 1996
        	                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission file number 0-22682

                          CARSON PIRIE SCOTT & CO.
          (Exact name of registrant as specified in its charter)

              ILLINOIS                            37-0175980
  (State or other jurisdiction of incorporation or organization)
                (I.R.S. Employer Identification No.)

          331 West Wisconsin Avenue, Milwaukee, Wisconsin
                              53203
               (Address of principal executive offices)
                             (Zip Code)

                             414-347-4141
          (Registrant's telephone number, including area code)
               ____________________________________________
            (Former name, former address and former fiscal year,
                     if changed from last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

 Yes X    No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the contribution of securities under a plan confirmed by a court.

 Yes X	  No

    Number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1996:

Common Stock, $.01 par value    16,240,500 shares, exclusive of
                                21,555,068 shares held by
                                subsidiaries of the registrant

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of May 4, 1996
(Unaudited)
(dollars in thousands)

                                     May 4,      February 3,
Assets                               1996        1996
- --------------------                --------     -----------
Current Assets:
  Cash and cash equivalents     $    34,092          44,384
  Accounts receivable, net          223,901         232,257
  Merchandise inventories           191,641         178,632
  Marketable securities                 -            25,140
  Other current assets 	             20,476          17,575
                                 ----------      ----------
Total current assets                470,110         497,988

Property, fixtures and
  equipment, net                    145,369         140,851
Net deferred tax assets              40,462          37,789
Other assets                         24,823          15,474
                                  ---------       ---------
                               $    680,764         692,102
                                  =========       ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $     3,162           3,081
  Accounts payable                   67,034          47,492
  Accrued expenses                   89,684          86,105
                                    -------         -------
Total current liabilities           159,880         136,678

Long-term debt,
  less current maturities           155,046         192,705
Other liabilities                    44,828          42,903
                                    -------         -------

Total liabilities                   359,754         372,286
                                    -------         -------
Shareholders' equity:
  Common stock                          162             164
  Paid-in capital                   168,977         172,183
  Unamortized stock compensation       (377)           (453)
  Unrealized gain on investments        597           5,957
  Retained earnings                 151,651         141,965
                                    -------         -------
Total shareholders' equity          321,010         319,816
                                    -------         -------
                                $   680,764         692,102
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended May 4, 1996 and April 29, 1995
(Unaudited)
(dollars in thousands, except per share amounts)

                                    Three months ended
                                  ----------------------
                                   May 4,        April 29,
                                   1996          1995
                                   ------        ---------

Net sales                       $   236,769        249,356
Cost of sales                      (153,742)      (169,685)
Selling, general and
   administrative expenses          (71,240)       (70,506)
Depreciation, amortization
   and other                         (4,125)        (3,061)
Minnesota disposition gain               -          55,000
                                    -------        --------

Income from operations                7,662         61,104
Interest expense, net                (3,744)        (3,804)
Gain on sale of
   marketable securities             14,892             -
Other expense                        (2,827)            -
                                    --------        -------
Income before income taxes           15,983          57,300
Income tax expense                   (6,297)        (22,920)
                                    --------        --------
Net income                       $    9,686          34,380
                                    ========        ========

Primary net income
   per share                     $     0.58            1.84
                                    =======        ========

Weighted average number
   of common and common
   equivalent shares             16,800,488      18,696,578
                                 ==========      ==========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended May 4, 1996 and April 29, 1995
(Unaudited)
(dollars in thousands)
                                       Three months ended
                                       -----------------------
                                       May 4,        April 29,
                                       1996          1995
                                       -------       ---------
Net cash provided by
  operating activities            $    15,900           30,479
                                       ------           ------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities             31,094                -
  Purchases of property
    and equipment                     (8,351)          (6,270)
  Purchase of leasehold interests     (4,369)               -
  Proceeds from disposition
    of assets                            603           70,801
                                      -------         -------
Net cash provided by
    investing activities              18,977           64,531
                                      -------         -------
Cash flows from financing activities:
  Stock options exercised                197                1
  Repurchase of common stock          (3,383)               -
  Repayments of long-term
    debt and other obligations          (639)            (413)
  Net repayments under
    receivables facility             (37,000)         (23,907)
  Deferred financing costs              (194)               -
  Termination of interest rate
    floor agreements                  (4,150)               -
                                      -------          -------
Net cash used by
   financing activities              (45,169)         (24,319)

Cash flow effect of
  reorganization activities:
  Change in reorganization payables        -             (157)
                                      ------           -------
Net cash used by
  reorganization activities                -             (157)
                                     -------           -------
Net increase (decrease) in
  cash and cash equivalents          (10,292)          70,534

Cash and cash equivalents at
  beginning of the period	            44,384           30,244
                                     -------          -------
Cash and cash equivalents
  at end of the period            $   34,092          100,778
                                     =======          =======
See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
May 4, 1996
(Unaudited)
(dollars in thousands)

(1)  The Company

Carson Pirie Scott & Co.(CPS) and its subsidiaries (together, the
Company) operate 51 traditional department stores and three furniture stores which are located in Illinois, Wisconsin, Indiana and Minnesota.

(2)  Opinion of Management

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary to present fairly the Company's consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed in CPS's annual report on Form 10-K for the year ended
February 3, 1996.

The results of operations for the three months ended May 4, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the retail industry.

(3)  Marketable Securities

During the three months ended May 4, 1996, the Company sold
1,026,550 shares of Proffitt's, Inc. (Proffitt's) common stock for $31.1 million and realized a gain of $14.9 million.

(4)  New Store Acquisitions

In February 1996, the Company purchased a department store located in Aurora, Illinois from The May Department Stores
Company. In March 1996, the Company purchased the leasehold interests for two department stores located in Rockford, Illinois from Younkers, Inc.

(5)  Other Expense

The Company made a $2.5 million cash contribution to the Carson
Pirie Scott Foundation.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations
Comparison of the three months ended May 4, 1996 and April 29, 1995

Net sales. Net sales were $236.8 million for the three months ended May 4, 1996 as compared to $249.4 million for the three months ended April 29, 1995, a decrease of $12.6 million or 5.1%. The decrease was due to the Company's sale of eight of its nine Minnesota stores (the Minnesota Closed Stores) in March 1995. The Minnesota Closed Stores had sales of $25.0 million during the three months ended April 29, 1995. On a comparable store basis, net sales for the period increased by 4.6%. The five stores which the Company renovated in 1995 recorded a 31.1% sales increase for the three months ended May 4, 1996. Sales of Feminine Apparel and Men's Apparel increased at rates of 9.7% and 10.7%, respectively, for the quarter.

Gross margin. Gross margin was $83.0 million for the 1996 three-month period versus $79.7 million for the 1995 three-month period, an increase of $3.3 million or 4.1%. The increase in gross margin dollars was due to the increase in comparable store sales. Gross margin as a percentage of net sales was 35.1% for the 1996 three-month period compared to 32.0% for the comparable prior period. Excluding the Minnesota Closed Stores clearance sales, the prior year rate is 35.5%. Clearance sales at the Minnesota Closed Stores did not contribute to gross margin in the 1995 period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $71.2 million for the 1996 three-month period versus $70.5 million for the 1995 three-month period, an increase of $0.7 million or 1.0%. Selling, general and administrative expenses as a percentage of sales were 30.1% and 31.4% (excluding the Minnesota Closed Stores clearance sales) for the quarters ended May 4, 1996 and April 29, 1995, respectively. The rate improvement resulted from maintaining expenses consistent with the prior year while increasing comparable store sales.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $4.1 million for the three months ended May 4, 1996 from $3.1 million for the three months ended April 29, 1995. Depreciation expense rose $0.9 million for the 1996 period reflecting the increased carrying value of property, fixtures and equipment due to the Company's capital expenditure program.

Gain on sale of marketable securities. During the three months ended May 4, 1996, the Company sold 1,026,550 shares of Proffitt's common stock for $31.1 million and realized a gain of $14.9 million.

Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation.

Interest expense, net. Interest expense, net was $3.7 million for the three month period ended May 4, 1996 as compared to $3.8 million for the three month period ended April 29, 1995.

Income tax expense. Income tax expense for the three months ended May 4, 1996 and April 29, 1995 was $6.3 million and $22.9 million, respectively, resulting in effective income tax rates of 39.4% and 40.0%, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents position on May 4, 1996 totaled $34.1 million and outstanding debt totaled $158.2 million, resulting in a net debt position (Net Debt) of $124.1 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the three months ended May 4, 1996, Net Debt declined $27.3 million, which is attributable primarily to the proceeds of $31.1 million from the sale of the Company's 1,026,550 shares of Proffitt's common stock.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $216.0 million under a receivables facility. As of May 4, 1996, borrowings under the receivables facility totaled $107.0 million. The receivables facility expires July 1998. In addition, the Company has the right to borrow, subject to certain limitations, up to $150.0 million under a working capital facility. The working capital facility had outstanding letters of credit for $19.4 million as of May 4, 1996, which reduce availability. No cash borrowings were outstanding under the working capital facility during the three months ended May 4, 1996. In May 1996, the working capital facility was replaced with a similar facility that expires
May 1999.

In fiscal 1996, the Company anticipates spending $60 million for capital expenditures which will be allocated as follows: store programs of $26 million, new store acquisitions and renovations of $25 million, technology programs of $4 million and other programs of $5 million. Store programs include the completion of five store renovations. New store acquisitions and renovations include the three stores acquired in the first quarter of fiscal 1996 and a freestanding furniture store.

As of February 3, 1996, the Company had federal and state net operating loss (NOL) carryforwards of approximately $138 million. Although subject to limitation, the future utilization of the NOL carryforwards and other tax benefits will enable the Company to reduce its cash requirements for income tax payments in the next several fiscal years from that which would otherwise be payable.

The Company believes that it will have sufficient funds available from cash on hand, cash from operations, the receivables facility and the working capital facility to satisfy the Company's needs for working capital, planned capital expenditures, debt service and operations during the next several fiscal years. However, the Company can give no assurance that the Company's future operating performance, net sales and cash flows, all of which are subject to financial, general and regional economic, competitive and other factors affecting the Company, many of which are beyond its control, will be adequate to generate sufficient funds to meet the Company's needs during the next several fiscal years.

Seasonality and Inflation

The Company's business is seasonal in nature with a high proportion of sales and net income generated in November and December. Over the last several years, the Company's customers have demonstrated an inclination to buy closer to the time of need. In response, the Company has been adjusting the flow of merchandise to better anticipate customer buying patterns.

Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels. Inflationary pressures on the cost of merchandise inventory and operating expenses have been low, and historically, have been offset by a combination of increased comparable-store sales and improved productivity.

                    Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------
       (a)     Exhibits
               ----------
       See Exhibit Index on page E-1 of this Quarterly
       Report on Form 10-Q.

        (b)    Reports on Form 8-K
               --------------------------
       The following reports on Forms 8-K were filed on the dates indicated below during the quarter ended May 4, 1996:


February 9, 1996     Reported under Item 5 that CPS (a) amended
                     and restated its Amended and Restated By-laws and (b) increased the size of its Board of Directors from five to seven members.

March 8, 1996        Reported under Item 5 CPS's earnings for the
                				 fourth quarter.

March 28, 1996       Reported under Item 5 that the Board of
                     Directors of CPS (a) authorized the purchase of up to $20 million of its common shares over the next two years in the open market and also through negotiated transactions and
                     (b) elected Stanton J. Bluestone as Chairman of the Board.

April 8, 1996        Reported under Item 5 that CPS amended and
                     restated its Amended and Restated By-laws.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: June 14, 1996
                        Carson Pirie Scott & Co.

                        /s/ David J. Biese
                        ----------------------------
                        David J. Biese
                        Controller (chief accounting officer
                                   and authorized officer)

                         EXHIBIT INDEX

Copies of documents listed below which are identified with an asterisk (*)have previously been filed with the Securities and Exchange Commission (the Commission) as exhibits to registration statements or reports filed with the Commission and are incorporated into this Quarterly Report on Form 10-Q by reference and made a part hereof. The exhibit number and the file number of each document previously filed and incorporated into this Quarterly Report on Form 10-Q by reference are set forth below. Exhibits not identified with an asterisk are filed with this Quarterly Report on Form 10-Q.


Exhibit	                                     Sequential Page
Number                 Description             Numbers
- ---------              ---------------         --------------

11.1                   Computation of
                       Per Share Earnings.        11

27                     Financial Data Schedule.   12