Form 10-Q
period 1996-08-03
CARSON PIRIE SCOTT & CO /IL/
filed 1996-09-11
CIK 910723

                           FORM 10-Q        EXHIBIT INDEX ON
                                                     PAGE 13

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 3, 1996
        	                      OR

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1996:

Common Stock, $.01 par value    16,099,700 shares, exclusive of
                                21,555,068 shares held by
                                subsidiaries of the registrant
                              Page 1

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of August 3, 1996
(Unaudited)
(dollars in thousands)

                                     August 3,   February 3,
Assets                               1996        1996
- --------------------                --------     -----------
Current Assets:
  Cash and cash equivalents     $    25,946          44,384
  Accounts receivable, net          214,433         232,257
  Merchandise inventories           186,587         178,632
  Marketable securities                 -            25,140
  Other current assets 	             19,701          17,575
                                 ----------      ----------
Total current assets                446,667         497,988

Property, fixtures and
  equipment, net                    155,915         140,851
Net deferred tax assets              38,562          37,789
Other assets                         22,840          15,474
                                  ---------       ---------
                               $    663,984         692,102
                                  =========       ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $     2,766           3,081
  Accounts payable                   62,129          47,492
  Accrued expenses                   88,769          86,105
                                    -------         -------
Total current liabilities           153,664         136,678

Long-term debt,
  less current maturities           146,431         192,705
Other liabilities                    43,451          42,903
                                    -------         -------

Total liabilities                   343,546         372,286
                                    -------         -------
Shareholders' equity:
  Common stock                          161             164
  Paid-in capital                   165,554         172,183
  Unamortized stock compensation       (306)           (453)
  Unrealized gain on investments        597           5,957
  Retained earnings                 154,432         141,965
                                    -------         -------
Total shareholders' equity          320,438         319,816
                                    -------         -------
                                $   663,984         692,102
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended August 3, 1996 and July 29, 1995
(Unaudited)
(dollars in thousands, except per share amounts)

                                    Three months ended
                                  ----------------------
                                   August 3,     July 29,
                                   1996          1995
                                   ---------     ---------

Net sales                       $   224,986        220,751
Cost of sales                      (141,464)      (140,522)
Selling, general and
   administrative expenses          (71,470)       (67,823)
Depreciation, amortization
   and other                         (4,073)        (3,067)
                                     -------       --------

Income from operations                7,979          9,339
Interest expense, net                (3,391)        (4,915)
                                    --------       --------
Income before income taxes            4,588          4,424
Income tax expense                   (1,808)        (1,767)
                                    --------       --------
Net income                       $    2,780          2,657
                                    ========       ========

Primary net income
   per share                     $     0.17           0.16
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,782,011     16,708,404
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Six months ended August 3, 1996 and July 29, 1995
(Unaudited)
(dollars in thousands, except per share amounts)

                                     Six months ended
                                  ----------------------
                                   August 3,     July 29,
                                   1996          1995
                                   ------        ---------

Net sales                       $   461,755        470,107
Cost of sales                      (295,206)      (310,207)
Selling, general and
   administrative expenses         (142,710)      (138,329)
Depreciation, amortization
   and other                         (8,198)        (6,128)
Minnesota disposition gain               -          55,000
                                    -------        --------

Income from operations               15,641         70,443
Interest expense, net                (7,135)        (8,719)
Gain on sale of
   marketable securities             14,892             -
Other expense                        (2,827)            -
                                    --------       --------
Income before income taxes           20,571         61,724
Income tax expense                   (8,105)       (24,687)
                                    --------       --------
Net income                       $   12,466         37,037
                                    ========       ========

Primary net income
   per share                     $     0.74           2.09
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,791,250     17,702,491
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended August 3, 1996 and July 29, 1995
(Unaudited)
(dollars in thousands)
                                         Six months ended
                                       -----------------------
                                       August 3,     July 29,
                                       1996          1995
                                       ------        ---------
Net cash provided by
  operating activities            $   35,619           70,349
                                       ------          ------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities             31,094            5,000
  Purchases of property
    and equipment                    (22,874)         (18,613)
  Purchase of leasehold interests     (4,369)               -
  Proceeds from disposition
    of assets                            603           70,801
                                      -------         -------
Net cash provided by
    investing activities               4,454           57,188
                                      -------         -------
Cash flows from financing activities:
  Stock options exercised                481              108
  Repurchase of common stock          (7,366)          (1,831)
  Repayments of long-term
    debt and other obligations        (1,713)          (1,400)
  Net repayments under
    receivables facility             (45,000)         (21,121)
  Deferred financing costs              (763)               -
  Termination of interest rate
    floor agreements                  (4,150)               -
                                      -------          -------
Net cash used by
   financing activities              (58,511)         (24,244)

Cash flow effect of
  reorganization activities:
  Change in reorganization payables        -             (311)
                                      -------          -------
Net cash used by
  reorganization activities                -             (311)
                                     --------          -------
Net increase (decrease) in
  cash and cash equivalents          (18,438)         102,982

Cash and cash equivalents at
  beginning of the period	            44,384           30,244
                                     -------          -------
Cash and cash equivalents
  at end of the period            $   25,946          133,226
                                     =======          =======
See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
August 3, 1996
(Unaudited)


(1)  The Company

Carson Pirie Scott & Co.(CPS) and its subsidiaries (together, the
Company) operate 52 traditional department stores and three furniture stores which are located in Illinois, Wisconsin, Indiana and Minnesota.

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

The results of operations for the six months ended August 3, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the retail industry.

(3)  Marketable Securities

During the first quarter of 1996, the Company sold
1,026,550 shares of Proffitt's, Inc. (Proffitt's) common stock for $31.1 million and realized a gain of $14.9 million.

(4)  New Store Acquisitions

In February 1996, the Company purchased a department store located in Aurora, Illinois from The May Department Stores
Company. In March 1996, the Company purchased the leasehold interests for two department stores located in Rockford, Illinois from Younkers, Inc.

(5)  Other Expense

During the first quarter of 1996, the Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation.

(6)  Share Repurchases

During the six months ended August 3, 1996, the Company repurchased 316,100 shares of its common stock for $7.4 million under its $20.0 million buyback program.




                              Page 6
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations

Comparison of the three months ended August 3, 1996 and July 29, 1995

Net sales. Net sales were $225.0 million for the three months ended August 3, 1996 as compared to $220.8 million for the three months ended July 29, 1995, an increase of $4.2 million or 1.9%.
The net sales increase was due to new store openings. The Company opened a department store location at the Cherryvale Mall located in Rockford, Illinois in June 1996 and a freestanding furniture store located in Schaumburg, Illinois in January 1996. On a comparable store basis, net sales for the period decreased by 0.4%. The comparable sales decline was caused by unseasonably cool weather that slowed customer spending.

Gross margin. Gross margin was $83.5 million for the 1996 three-month period versus $80.2 million for the 1995 three-month period, an increase of $3.3 million or 4.1%. Gross margin as a percentage of net sales was 37.1% for the 1996 three-month period compared to 36.3% for the comparable prior period. The margin rate increase was due to a combination of fewer clearance events at the Company's downtown locations, improved shortage results and early selling of Fall apparel.

Selling, general and administrative expenses. Selling, general and administrative expenses were $71.5 million for the 1996 three-month period versus $67.8 million for the 1995 three-month period, an increase of $3.7 million or 5.4%. Selling, general and administrative expenses as a percentage of sales were 31.8% and 30.7% for the quarters ended August 3, 1996 and July 29, 1995, respectively. The increase was primarily due to preopening expenses associated with new stores, lower finance charge income, and higher payroll costs.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $4.1 million for the three months ended August 3, 1996 from $3.1 million for the three months ended July 29, 1995. Depreciation expense rose $0.9 million for the 1996 period reflecting the increased carrying value of property, fixtures and equipment due to the Company's capital expenditure program.

Interest expense, net. Interest expense, net decreased to $3.4 million for the three-month period ended August 3, 1996 as compared to $4.9 million for the three-month period ended July 29, 1995. The improvement occurred because, during the third and fourth quarters of fiscal 1995, the Company redeemed its 13% ten year subordinated notes. The notes were issued in March 1995 in the total principal amount of $57 million.

Income tax expense. Income tax expense for the three months ended August 3, 1996 and July 29, 1995 was $1.8 million in each period resulting in effective income tax rates of 39.4% and 40.0%, respectively.

Comparison of the six months ended August 3, 1996 and July 29, 1995

Net sales. Net sales were $461.8 million for the six months ended August 3, 1996 as compared to $470.1 million for the six months ended July 29, 1995, a decrease of $8.3 million or 1.8%.
The decrease was due to the Company's sale of eight of its nine Minnesota stores (the Minnesota Closed Stores) in March 1995. The Minnesota Closed Stores contributed $25.0 million in sales during the first half of 1995 that were absent in 1996. On a comparable store basis, net sales for the period increased by 2.1%. The increase was comprised of a 4.6% increase for the first quarter of 1996, offset by a 0.4% decline in the second quarter of 1996. The first quarter increase was caused by increases in Feminine Apparel and Men's Apparel sales, while the second quarter decrease was caused by unseasonably cool weather.

Gross margin. Gross margin was $166.5 million for the 1996 six-month period versus $159.9 million for the 1995 six-month period, an increase of $6.6 million or 4.1%. Gross margin as a percentage of net sales was 36.1% for the 1996 six-month period compared to 34.0% for the comparable prior period. Excluding the Minnesota Closed Stores clearance sales which did not contribute to gross margin in the 1995 period, the 1995 rate was 35.9%. The gross margin rate improvement in the 1996 period resulted from a combination of fewer clearance events at the Company's downtown locations, improved shortage results and early selling of Fall apparel in the second quarter of 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses were $142.7 million for the 1996 six-month period versus $138.3 million for the 1995 six-month period, an increase of $4.4 million or 3.2%. Selling, general and administrative expenses as a percentage of sales were 30.9% and 31.1% (excluding the Minnesota Closed Stores clearance sales) for the six months ended August 3, 1996 and July 29, 1995, respectively. The increase in dollars was primarily due to preopening expenses associated with new stores, lower finance charge income, and higher payroll costs.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $8.2 million for the six months ended August 3, 1996 from $6.1 million for the six months ended July 29, 1995. Depreciation expense rose $1.9 million for the 1996 period reflecting the increased carrying value of property, fixtures and equipment due to the Company's capital expenditure program.

Gain on sale of marketable securities. During the six months ended August 3, 1996, the Company sold 1,026,550 shares of Proffitt's common stock for $31.1 million and realized a gain of $14.9 million.

Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation during the six months ended
August 3, 1996.

Interest expense, net. Interest expense, net decreased to $7.1 million for the six-month period ended August 3, 1996 as compared to $8.7 million for the six-month period ended July 29, 1995. The improvement occurred because, during the third and fourth quarters of fiscal 1995, the Company redeemed its 13% ten year subordinated notes. The notes were issued in March 1995 in the total principal amount of $57 million.

Income tax expense. Income tax expense for the six months ended August 3, 1996 and July 29, 1995 was $8.1 million and $24.7 million, respectively, resulting in effective income tax rates of 39.4% and 40.0%, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents position on August 3, 1996 totaled $25.9 million and outstanding debt totaled $149.2 million, resulting in a net debt position (Net Debt) of $123.3 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the six months ended August 3, 1996, Net Debt declined $28.1 million, which is primarily due to the receipt of $31.1 million from the sale of the Company's 1,026,550 shares of Proffitt's common stock. Net cash provided by operations declined $34.7 million from $70.3 million in 1995, to $35.6 million in 1996. This was primarily due to the liquidation of working capital related to the Minnesota Closed Stores during the 1995 period.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $216.0 million under a receivables facility. As of August 3, 1996, borrowings under the receivables facility totaled $99.0 million. The receivables facility expires July 1998. In addition, the Company has the right to borrow, subject to certain limitations, up to $150.0 million under a working capital facility. The working capital facility had outstanding letters of credit for $18.6 million as of August 3, 1996, which reduce availability. No cash borrowings were outstanding under the working capital facility during the six months ended August 3, 1996. In May 1996, the working capital facility was replaced with a similar facility that expires
May 1999.

During the six months ended August 3, 1996, the Company repurchased 316,100 shares of its common stock for $7.4 million under its $20.0 million buyback program.

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

Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels. Inflationary pressures on the cost of merchandise inventory and operating expenses have been low, and historically, have been offset by a combination of comparable-store sales increases and improved productivity.

                   Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held an annual meeting of shareholders on May 30, 1996 for the following purposes:

        Item 1:  To elect seven directors;

        Item 2:  To approve the 1996 Directors' Stock Compensation
Plan; and

        Item 3: To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending February 1, 1997.

        The number of votes cast for and withheld for each nominee for the Company's Board of Directors were as follows:

                                      FOR             WITHHELD

Stanton J. Bluestone                  14,364,010      10,549

John W. Burden III                    14,364,010      10,549

Mark Dickstein                        14,364,010      10,549

Chaim Y. Edelstein                    14,364,010      10,549

Mark L. Kaufman                       14,364,010      10,549

Michael R. MacDonald                  14,364,010      10,549

Robert Tammero                        14,364,010      10,549

        The number of votes cast for, against, abstain, and non vote for Items 2 and 3 were as follows:

                 FOR            AGAINST      ABSTAIN      NON VOTE

Item 2           11,552,152     2,789,347    19,453       13,607

Item 3           14,368,412         5,501       646

Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------
       (a)     Exhibits
               ----------
       See Exhibit Index on page 13 of this Quarterly
       Report on Form 10-Q.

        (b)    Reports on Form 8-K
               --------------------------
       The following reports on Forms 8-K were filed on the dates indicated below during the quarter ended August 3, 1996:


May 13, 1996         Reported CPS's sales for the first quarter under
                     Item 5.

June 3, 1996         Reported CPS's earnings for the first quarter under
                     Item 5.















                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: September 11, 1996

                        Carson Pirie Scott & Co.

                        /s/ David J. Biese
                        ----------------------------
                        David J. Biese
                        Controller (chief accounting officer
                                   and authorized officer)








                               Page 12
                         EXHIBIT INDEX

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


Exhibit                                        Sequential Page
Number                 Description             Numbers
- ---------              ---------------         --------------

11.1                   Computation of
                       Per Share Earnings.        14

27                     Financial Data Schedule.   16