Form 10-Q
period 1996-11-02
CARSON PIRIE SCOTT & CO /IL/
filed 1996-12-17
CIK 910723

FORM 10-Q        EXHIBIT INDEX ON
                                                         PAGE 14

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 2, 1996
                                    OR

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

 Yes X         No

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1996:

Common Stock, $.01 par value    15,971,480 shares, exclusive of
                                21,555,068 shares held by
                                subsidiaries of the registrant
                              Page 1
                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of November 2, 1996
(Unaudited)
(dollars in thousands)
                                     November 2, February 3,
Assets                               1996        1996
--------------------                --------     -----------
Current Assets:
  Cash and cash equivalents     $    20,103          44,384
  Accounts receivable, net          237,364         232,257
  Merchandise inventories           255,658         178,632
  Marketable securities                 -            25,140
  Other current assets               20,344          17,575
                                 ----------      ----------
Total current assets                533,469         497,988

Property, fixtures and
  equipment, net                    167,677         140,851
Net deferred tax assets              41,199          37,789
Other assets                         11,847          15,474
                                  ---------       ----------
                               $    754,192         692,102
                                  =========       ==========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $     2,809           3,081
  Accounts payable                  112,268          47,492
  Accrued expenses                   90,301          86,105
                                    -------         -------
Total current liabilities           205,378         136,678

Long-term debt,
  less current maturities           189,540         192,705
Other liabilities                    43,924          42,903
                                    -------         -------

Total liabilities                   438,842         372,286
                                    -------         -------
Shareholders' equity:
  Common stock                          160             164
  Paid-in capital                   162,092         172,183
  Unamortized stock compensation       (237)           (453)
  Unrealized gain on investments         93           5,957
  Retained earnings                 153,242         141,965
                                    -------         -------
Total shareholders' equity          315,350         319,816
                                    -------         -------
                                $   754,192         692,102
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended November 2, 1996 and October 28, 1995
(Unaudited)
(dollars in thousands, except per share amounts)

                                    Three months ended
                                   -----------------------
                                   November 2,   October 28,
                                   1996          1995
                                   --------      ---------

Net sales                       $   266,238        248,853
Cost of sales                      (168,565)      (159,563)
Selling, general and
   administrative expenses          (80,661)       (75,362)
Depreciation, amortization
   and other                         (4,378)        (2,866)
                                     -------       --------

Income from operations               12,634         11,062
Interest expense, net                (4,072)        (4,259)
Loss on investment                  (10,525)            -
                                    --------       --------
Income(loss) before income taxes     (1,963)         6,803
Income tax benefit(expense)             774         (2,726)
                                    --------       --------
Net income(loss)                 $   (1,189)         4,077
                                    ========       ========

Primary net income(loss)
   per share                     $    (0.07)          0.24
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,044,165     16,729,534
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Nine months ended November 2, 1996 and October 28, 1995
(Unaudited)
(dollars in thousands, except per share amounts)

                                     Nine months ended
                                  ----------------------
                                   November 2,   October 28,
                                   1996          1995
                                   ------        ---------

Net sales                       $   727,992        718,960
Cost of sales                      (463,770)      (469,770)
Selling, general and
   administrative expenses         (223,371)      (213,691)
Depreciation, amortization
   and other                        (12,576)        (8,994)
Minnesota disposition gain               -          55,000
                                    -------        --------

Income from operations               28,275         81,505
Interest expense, net               (11,207)       (12,978)
Gain on sale of
   marketable securities             14,892             -
Loss on investment                  (10,525)            -
Other expense                        (2,827)            -
                                    --------       --------
Income before income taxes           18,608         68,527
Income tax expense                   (7,331)       (27,413)
                                    --------       --------
Net income                       $   11,277         41,114
                                    ========       ========

Primary net income
   per share                     $     0.67           2.37
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares              16,720,097     17,378,172
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended November 2, 1996 and October 28, 1995
(Unaudited)
(dollars in thousands)
                                         Nine months ended
                                       -----------------------
                                       November 2,   October 28,
                                       1996          1995
                                       ------        ---------
Net cash provided by
  operating activities            $    5,975           47,896
                                       ------          ------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities             31,094            5,000
  Purchases of property
    and equipment                    (38,614)         (31,770)
  Purchase of leasehold interests     (4,369)               -
  Proceeds from disposition
    of assets                            603           70,801
                                      -------         -------
Net cash provided by(used in)
    investing activities             (11,286)          44,031
                                      -------         -------
Cash flows from financing activities:
  Stock options exercised                718              303
  Repurchases of common stock        (11,069)          (1,831)
  Repayments of long-term
    debt and other obligations        (2,419)          (2,002)
  Net repayments under
    receivables facility              (1,212)         (64,293)
  Repayment of subordinated notes          -          (17,000)
  Deferred financing costs              (838)               -
  Termination of interest rate
    floor agreements                  (4,150)               -
                                      -------          -------
Net cash used by
   financing activities              (18,970)         (84,823)

Cash flow effect of
  reorganization activities:
  Change in reorganization payables        -             (369)
                                      -------          -------
Net cash used by
  reorganization activities                -             (369)
                                     --------          -------
Net increase (decrease) in
  cash and cash equivalents          (24,281)           6,735

Cash and cash equivalents at
  beginning of the period             44,384           30,244
                                     -------          -------
Cash and cash equivalents
  at end of the period            $   20,103           36,979
                                     =======          =======
See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
November 2, 1996
(Unaudited)


(1)  The Company

Carson Pirie Scott & Co.("CPS") and its subsidiaries (together, the "Company") operate 53 traditional department stores and four furniture stores which are located in Illinois, Wisconsin, Indiana and Minnesota.

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

The results of operations for the nine months ended November 2, 1996 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

(3)  Marketable Securities

During the first quarter of 1996, the Company sold
1,026,550 shares of Proffitt's, Inc. ("Proffitt's") common stock for $31.1 million and realized a gain of $14.9 million.

(4) Loss on Investment

The Company previously disclosed on a Form 8-K dated September 23, 1996 filed with the Securities and Exchange Commission that the Company has written down to zero its entire interest in 9% Junior Subordinated Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures"), an affiliate of County Seat Stores, Inc. ("County Seat Stores"). County Seat Holdings, Inc. and its affiliates filed for bankruptcy protection on October 17, 1996.

The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to issue and exchange the County Seat Debentures for other securities that had been issued to the Company as part of the sale price for the Company's 1989 divestiture of County Seat Stores to several members of County Seat Stores' management and other investors.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
November 2, 1996
(Unaudited)

(5)  Other Expense

During the first quarter of 1996, the Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation.

(6)  New Store Acquisitions

In February 1996, the Company purchased a department store located in Aurora, Illinois from The May Department Stores
Company. In March 1996, the Company purchased the leasehold interests for two department stores located in Rockford, Illinois from Younkers, Inc.

(7)  Share Repurchases

During the nine months ended November 2, 1996, the Company repurchased 466,100 shares of its common stock for $11.1 million under its $20.0 million share repurchase program.

Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

Comparison of the three months ended November 2, 1996 and October 28,
1995

Net sales. Net sales were $266.2 million for the three months ended November 2, 1996 as compared to $248.9 million for the three months ended October 28, 1995, an increase of $17.3 million or 7.0%.
The net sales increase was due to a 3.5% increase in comparable store sales and to the addition of four new stores. The Company opened department store locations at the Cherryvale Mall located in Rockford, Illinois in June 1996, and at the Fox Valley Mall located in Aurora, Illinois in October 1996. Additionally, the Company opened freestanding furniture stores located in Schaumburg, Illinois in January 1996 and in Brookfield, Wisconsin in October 1996.

Gross margin. Gross margin was $97.7 million for the 1996 three-month period versus $89.3 million for the 1995 three-month period, an increase of $8.4 million or 9.4%. Gross margin as a percentage of net sales was 36.7% for the 1996 three-month period compared to 35.9% in the prior period. The increase in gross margin rate was primarily attributable to an increased initial mark-up rate on goods sold without an offsetting increase in markdown as a percent of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses were $80.7 million for the 1996 three-month period versus $75.4 million for the 1995 three-month period, an increase of $5.3 million or 7.0%. The increase was primarily due to expenses associated with the Company's four new stores. Selling, general and administrative expenses as a percentage of sales were 30.3% for the quarters ended November 2, 1996 and October 28, 1995. The Company maintained its expense rate despite a $2.2 million preopening charge for new stores during the third quarter of 1996. A reduction in bad debt expense coupled with the control of expenses throughout the Company offset the store preopening charge.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $4.4 million for the three months ended November 2, 1996 from $2.9 million for the three months ended October 28, 1995. Depreciation expense rose $1.4 million for the 1996 period reflecting the increased carrying value of property, fixtures and equipment due to the Company's capital expenditure program.

Interest expense, net. Interest expense, net decreased to $4.1 million for the three-month period ended November 2, 1996 as compared to $4.3 million for the three-month period ended October 28, 1995. Interest expense decreased versus the prior period because, during the third and fourth quarters of fiscal 1995, the Company redeemed its 13% ten-year subordinated notes. The notes were issued in March 1995 in the total principal amount of $57 million. The savings due to the redemption of the subordinated notes was largely offset by the absence of interest income from the County Seat Debentures (which was recorded in the prior year period) and the additional interest expense related to the funding of capital requirements for the Company's four new stores.

Loss on investment. The Company recorded a loss of $10.5 million related to the write-down of it's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures"). The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to exchange the County Seat Debentures for other securities that had been issued to the Company as part of the sale price for the Company's 1989 divestiture of County Seat Stores, Inc. ("County Seat Stores") to a management led buyout group.

Income tax benefit (expense). The Company recorded an income tax benefit for the three months ended November 2, 1996 of $0.8 million. This compared to income tax expense of $2.7 million for the three months ended October 28,1995. The Company's resulting effective income tax rates were 39.4% for the three months ended November 2, 1996 and 40.0% for the three months ended October 28,1995.

Comparison of the nine months ended November 2, 1996 and October 28,
1995

Net sales. Net sales were $728.0 million for the nine months ended November 2, 1996 as compared to $719.0 million for the nine months ended October 28, 1995, an increase of $9.0 million or 1.3%.
The increase was due to the opening of four new stores, offset by the Company's sale of eight of its nine Minnesota stores (the "Minnesota Closed Stores") in March 1995. The Minnesota Closed Stores contributed $25.0 million in clearance sales during 1995 that were absent in 1996. On a comparable store basis, net sales for the period increased by 2.6%.

Gross margin. Gross margin was $264.2 million for the 1996 nine-month period versus $249.2 million for the 1995 nine-month period, an increase of $15.0 million or 6.0%. Gross margin as a percentage of net sales was 36.3% for the 1996 nine-month period compared to 34.7% for the prior period. Excluding the Minnesota Closed Stores clearance sales, which did not contribute to gross margin in the 1995 period, the rate was 35.9%. The increase in gross margin rate was primarily attributable to an increased initial mark-up rate on goods sold without an offsetting increase in the markdown rate.

Selling, general and administrative expenses. Selling, general and administrative expenses were $223.4 million for the 1996 nine-month period versus $213.7 million for the 1995 nine-month period, an increase of $9.7 million or 4.5%. The increase was primarily due to expenses associated with new stores and lower finance charge income. Selling, general and administrative expenses as a percentage of sales were 30.7% and 30.8% (excluding the Minnesota Closed Stores clearance sales) for the nine months ended November 2, 1996 and October 28, 1995, respectively. The Company improved its expense rate despite charges for new stores primarily due to the control of expenses throughout the Company.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $12.6 million for the nine months ended November 2, 1996 from $9.0 million for the nine months ended October 28, 1995. Depreciation expense rose $3.3 million for the 1996 period reflecting the increased carrying value of property, fixtures and equipment due to the Company's capital expenditure program.

Interest expense, net. Interest expense, net decreased to $11.2 million for the nine-month period ended November 2, 1996 as compared to $13.0 million for the nine-month period ended October 28, 1995. The decrease occurred because, during the third and fourth quarters of fiscal 1995, the Company redeemed its 13% ten-year subordinated notes. The notes were issued in March 1995 in the total principal amount of $57 million.

Gain on sale of marketable securities. During the nine months ended November 2, 1996, the Company sold 1,026,550 shares of Proffitt's common stock for $31.1 million and realized a gain of $14.9 million.

Loss on investment. The Company recorded a loss of $10.5 million related to the write-down of it's interest in the County Seat Debentures. The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to exchange the County Seat Debentures for other securities that had been issued to the Company as part of the sale price for the Company's 1989 divestiture of County Seat Stores to a management led buyout group.

Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation during the nine months ended
November 2, 1996.

Income tax expense. Income tax expense for the nine months ended November 2, 1996 and October 28, 1995 was $7.3 million and $27.4 million, respectively, resulting in effective income tax rates of 39.4% and 40.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position on November 2, 1996 totaled $20.1 million and outstanding debt totaled $192.3 million, resulting in a Net Debt position of $172.2 million. "Net Debt" is outstanding debt net of cash and cash equivalents. The Company believes
Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the nine months ended November 2, 1996, Net Debt increased $20.8 million. The increase was primarily due to expenditures under the Company's capital expenditure program, its share repurchase program, and new store working capital requirements. The increase was offset by the receipt of $31.1 million from the sale of the Company's 1,026,550 shares of Proffitt's common stock. Net cash provided by operations declined $41.9 million from $47.9 million in he 1995 nine-month period, to $6.0 million in the 1996 nine-month period.
This decline was primarily due to the liquidation of working capital related to the Minnesota Closed Stores during the 1995 period.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $216.0 million under a receivables facility. As of November 2, 1996, borrowings under the receivables facility totaled $142.8 million. The receivables facility expires July 1998. In addition, the Company has the right to borrow, subject to certain limitations, up to $150.0 million under a working capital facility. The working capital facility had outstanding letters of credit for $13.8 million as of November 2, 1996, which reduce availability. No cash borrowings were outstanding under the working capital facility during the nine months ended November 2, 1996. The working capital facility expires in May 1999.

During the nine months ended November 2, 1996, the Company repurchased 466,100 shares of its common stock for $11.1 million under its $20.0 million share repurchase program.

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

                       PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
       (a)     Exhibits
               --------
       See Exhibit Index on page 14 of this Quarterly
       Report on Form 10-Q.

        (b)    Reports on Form 8-K
               -------------------
       The following reports on Forms 8-K were filed on the dates indicated below during the quarter ended November 2, 1996:


August 28, 1996         Reported under Item 5 the Company's earnings and
                        sales for the second quarter.

September 23, 1996      Reported under Item 5 the Company's $10.5
                        million write-down of it's interest in 9% Junior
                        Subordinated Exchange Debentures Due 2004 of
                        County Seat Holdings, Inc.

October 17, 1996        Reported under Item 5 that the United States
                        District Court for the Eastern District of
                        Wisconsin affirmed in all respects the
                        Bankruptcy Court's decision granting the
                        Company's motion for summary judgment in the amount of $37,565,000, plus costs against Bank
                        One, Milwaukee, NA in the case of P.A. BERGNER &
                        CO. V. BANK ONE MILWAUKEE, NA (Case No.
                        95-C-1087).





                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: December 16, 1996

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


Exhibit	                                   Sequential Page
Number                 Description             Numbers
---------              ---------------         --------------

11.1                   Computation of               15
                       Per Share Earnings.

27                     Financial Data Schedule.     17