Form 10-K405
period 1997-02-01
CARSON PIRIE SCOTT & CO /IL/
filed 1997-04-30
CIK 910723

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ----------------

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 1, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                        COMMISSION FILE NUMBER 0-22682

                               ----------------
                           CARSON PIRIE SCOTT & CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ILLINOIS                              37-0175980
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


        331 W. WISCONSIN AVENUE                         53203
         MILWAUKEE, WISCONSIN                        (Zip Code)
    (Address of Principal Executive
               Offices)

      Registrant's telephone number, including area code: (414) 347-4141

                               ----------------
  Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
     Common Shares, $.01 Par Value                   REGISTERED
                                            New York Stock Exchange, Inc.
     Common Share Purchase Rights           New York Stock Exchange, Inc.

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes   [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant:

      As of April 10, 1997                                        $489,261,651

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [X] Yes   [_] No

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     April 10, 1997                   15,910,948 Common Shares, $.01
                                          Par Value, exclusive of
                                         21,555,068 shares held by
                                      subsidiaries of the registrant

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

          DOCUMENT INCORPORATED BY REFERENCE                 PART OF FORM 10-K
          ----------------------------------                 -----------------
       Proxy Statement relating to the Company's                 Part III
          1997 Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  Item 1. Business........................................................   1
  Item 2. Properties......................................................   8
  Item 3. Legal Proceedings...............................................   8
  Item 4. Submission of Matters to a Vote of Security Holders.............   8
  EXECUTIVE OFFICERS OF THE REGISTRANT....................................   9
PART II...................................................................  10
  Item 5. Market for Registrant's Common Equity and Related Shareholder
   Matters................................................................  10
  Item 6. Selected Financial Data.........................................  11
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................  12
  Item 8. Financial Statements and Supplementary Data.....................  17
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial
          Disclosure......................................................  17
PART III..................................................................  17
  Item 10. Directors and Executive Officers of the Registrant.............  17
  Item 11. Executive Compensation.........................................  17
  Item 12. Security Ownership of Certain Beneficial Owners and Management.  17
  Item 13. Certain Relationships and Related Transactions.................  17
PART IV...................................................................  17
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K......................................................................  17
SIGNATURES................................................................  18
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE................................ F-1
INDEX TO EXHIBITS......................................................... E-1

                                    PART I

ITEM 1. BUSINESS.

  Unless the context otherwise requires, references to "CPS" mean Carson Pirie Scott & Co. and references to the "Company" mean CPS and its subsidiaries.

  As used herein, "Fiscal 1996", "Fiscal 1995" and "Fiscal 1994" refer to the Company's fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

GENERAL

  The Company and its predecessors have been operating department stores since 1889. CPS was incorporated in the State of Illinois in 1902. As of April 1997, the Company operates 53 family-oriented department stores in Illinois, Wisconsin, Indiana and Minnesota, and four freestanding furniture stores in Illinois and Wisconsin. The department stores operate under the trade names of Carson Pirie Scott, Boston Store and Bergner's. Each of these trade names has strong regional recognition and an operating tradition approaching or exceeding 100 years. The Company believes that it is the largest or second largest traditional department store retailer in terms of sales in each of the greater Chicago, Milwaukee and central Illinois regions. In Fiscal 1996, the Company generated net sales of $1,102.8 million and operating earnings of $80.3 million.

  Department stores and freestanding furniture stores comprise the Company's only business. The Company's merchandise offerings consist of a complete line of apparel, cosmetics, accessories/jewelry, shoes, home textiles and housewares, and furniture in selected locations. The mix of merchandise emphasizes moderate through better prices and is targeted at the traditional and current fashion customer. In relation to its department store competition, the Company is positioned above the budget/moderate price stores and below the more upscale department stores.

  The Company added four new store locations and closed one underperforming location during Fiscal 1996 as described below. In February 1996, the Company purchased a department store located in Aurora, Illinois which was renovated and reopened in October 1996. In March 1996, the Company purchased the leasehold interests for two department stores in Rockford, Illinois. These stores were renovated and reopened in mid-1996. The Company closed an underperforming Rockford department store in conjunction with the opening of the new Rockford locations. In October 1996, the Company opened a 55,000 square foot freestanding furniture store in Brookfield, Wisconsin.

  CPS has repurchased a number of shares of its outstanding common stock, par value $.01 per share ("Common Shares") since becoming a public company in October 1993. Through Fiscal 1996, CPS repurchased 4,203,800 Common Shares, an amount equal to 21% of its Common Shares outstanding as of October 1993 (exclusive of 21,555,068 shares held by subsidiaries of CPS), through various buyback programs, including 517,000 Common Shares repurchased for $12.3 million in Fiscal 1996. In January 1997, CPS's Board of Directors authorized the Company to purchase, in open-market or negotiated transactions, up to an additional $20.0 million of CPS's Common Shares over the next two years.

  In Fiscal 1996, the Company sold 1,026,550 shares of Proffitt's, Inc. ("Proffitt's") common stock (the "Proffitt's Shares") for $31.1 million and realized a gain of $14.9 million. In addition, the Company recorded a loss of $10.5 million related to the write-down of its interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures").

STORE OPERATIONS

  The Company is a combination of three major regional department store chains that operate as a single unit. The three chains include Carson Pirie Scott in the greater Chicago area, Boston Store in Wisconsin and Bergner's in central Illinois. In addition, the Company operates four freestanding furniture store locations. The following table sets forth the number of stores in operation in each of these chains, by region, as of February 1, 1997.

                                 CARSON                           FURNITURE    TOTAL
      REGION                   PIRIE SCOTT BOSTON STORE BERGNER'S STORES (3) PER REGION
      ------                   ----------- ------------ --------- ---------  ----------
      Chicago Area (1)........      28          --          --         3         31
      Wisconsin (2)...........       1          11          --         1         13
      Central Illinois........      --          --          13        --         13
                                   ---         ---         ---       ---        ---
                                    29          11          13         4         57
                                   ===         ===         ===       ===        ===

--------
(1) Includes three stores in northwest Indiana.
(2) Includes one Carson Pirie Scott store in Rochester, Minnesota.
(3) Three furniture stores operate under the trade name of Carson Pirie Scott Furniture Gallery and one furniture store operates under the trade name of Boston Store Furniture Gallery.

  Carson Pirie Scott--Chicago Area is the largest region in terms of sales and number of stores, with 28 of the 53 department store locations and three of the four furniture store locations. This region accounted for $658.0 million, or 59.7%, of the Company's Fiscal 1996 net sales. The Company's operations in the greater Chicago area include three stores in northwest Indiana. The average size of a Carson Pirie Scott suburban department store in the Chicago area is approximately 140,000 square feet. The Company operates three stores in downtown Chicago: the 888,000 square foot landmark State Street store; a 50,000 square foot store; and an 11,000 square foot store. The Company believes that it is the second largest traditional department store chain in the Chicago area in terms of sales. In terms of store count by traditional department store operator, the Company maintains the number one position in greater Chicago. In February 1996, the Company purchased a department store located in Aurora, Illinois, which was renovated and reopened in October 1996.

  Boston Store--Wisconsin is the second largest sales region with 13 stores, including a Rochester, Minnesota location. This region generated Fiscal 1996 net sales of $256.3 million, or 23.2% of the Company's 1996 net sales. The average size of a Boston Store department store is approximately 160,000 square feet. The Company believes that Boston Store is the largest traditional department store chain in terms of sales in Milwaukee, Wisconsin's largest metropolitan area. In October 1996, the Company opened a 55,000 square foot freestanding furniture store in Brookfield, Wisconsin.

  Bergner's--Central Illinois includes 13 department stores operating in medium-sized markets, including Rockford, Peoria, Springfield, Champaign, Bloomington, Quincy, Galesburg and Forsyth. The region generated Fiscal 1996 net sales of $188.5 million, or 17.1% of the Company's 1996 net sales. The average size of a Bergner's store is approximately 110,000 square feet. Trade areas in the central Illinois region are generally characterized by a single primary regional mall with two major department stores. The Company has stores in substantially all of the major shopping centers in the central Illinois area and believes that Bergner's is the largest traditional department store chain in this region in terms of sales. In this region, Bergner's is typically viewed as the high-end retailer in terms of merchandise quality and pricing. In Fiscal 1996, the Company purchased the leasehold interests for two department stores in Rockford, Illinois. These stores were renovated and reopened in mid-1996. The Company closed one underperforming Rockford department store in conjunction with the opening of the new Rockford locations.

BUSINESS STRATEGY

  The Company is focused on generating profitable growth while maintaining financial stability. The Company believes this growth will come from three primary components. The first component, the Company's operating strategy, is a comprehensive approach designed to improve the sales productivity and profit performance of the Company's existing stores. The second component, the pursuit of existing market enhancement opportunities, is designed to add single store locations and freestanding furniture store locations within or contiguous to the Company's existing trade areas. The purpose of these single-store additions is to provide greater convenience for the Company's customers and enhance overall profitability by leveraging the fixed costs (distribution, advertising and administrative costs) associated with operating in an existing trade area. The third component is the expansion into new trade areas with a view toward generating economies of scale. This component focuses on opportunities, as they may arise, for the acquisition of a small to medium size department store chain in a geographically contiguous market.

OPERATING STRATEGY

  The Company's operating strategy is a comprehensive approach designed to improve the sales productivity and profit performance of the Company's existing stores by drawing upon the foundation strengths of its department stores and layering on strategic initiatives tailored to the needs of the Company's core customers. The foundation strengths of the Company's operation are derived from three primary factors:

  STRONG FRANCHISES WITH 100-YEAR OPERATING TRADITIONS. The Company's tradenames have operated for periods approaching or exceeding 100 years, and hold a number one or number two traditional department store market share in each market. Each tradename has strong regional recognition which has resulted in customer loyalty.

  MARKET COVERAGE THAT PROVIDES CONVENIENCE. The Company believes that it operates more store locations than its traditional department store competitors in each of its principal markets. The Company believes that by operating more store locations, it offers its customers greater convenience which provides an opportunity to generate additional sales.

  TRADITIONAL DEPARTMENT STORE FORMAT. The traditional department store format, with a variety of merchandise offerings, provides the customer a one-stop shopping destination.

  The Company builds upon these foundation strengths through its customer-focused strategic initiatives. These initiatives include:

  A MERCHANDISING STRATEGY that focuses on providing targeted merchandise assortments in key categories. This strategy is designed to differentiate the Company from its competition by offering an extensive selection in key fashion apparel and home merchandise categories. This strategy also focuses on providing a combination of price and quality that equates to value for the customer.

  Creation of a POSITIVE SHOPPING EXPERIENCE for customers by renovating stores, refocusing merchandise presentation and providing improved customer service.

  RELATIONSHIP MARKETING PROGRAMS that communicate the Company's image to its core customers and help to reinforce customer loyalty.

  SUPPORTIVE STRATEGIES in customer credit, technology and distribution that improve operating efficiency and enhance customer service.

MERCHANDISING STRATEGY

  The Company has positioned itself as a traditional department store offering merchandise with price points and fashion characteristics generally higher than discount department stores and lower than upscale fashion department stores. The Company offers an extensive selection of merchandise in key categories through prominent space allocations and inventory investment. The key categories that the Company has selected include career fashion and home furnishings. The following table sets forth the percentage of sales for the last three fiscal years for all major merchandise categories:

                                                              PERCENT OF SALES
                                                            --------------------
                                                            FISCAL FISCAL FISCAL
                                                             1996   1995   1994
                                                            ------ ------ ------
APPAREL AND OTHER SOFT GOODS
  Women's apparel..........................................  29.7%  28.7%  28.4%
  Men's apparel and accessories............................  16.4   16.2   16.2
  Cosmetics................................................  11.4   11.4   10.6
  Women's fashion accessories..............................   6.8    7.0    7.2
  Children's apparel.......................................   5.7    5.8    5.7
  Intimate apparel.........................................   3.7    3.9    4.1
  Shoes....................................................   3.7    3.8    3.9
  Fine jewelry.............................................   3.0    3.0    3.1
                                                             ----   ----   ----
    Total..................................................  80.4%  79.8%  79.2%
                                                             ----   ----   ----
HOME FURNISHINGS AND OTHER
  Textiles, tabletop and housewares........................  13.5%  15.1%  15.3%
  Furniture, floor covering and bedding....................   4.2    3.2    3.5
  Other licensed, services and discontinued................   1.9    1.9    2.0
                                                             ----   ----   ----
    Total..................................................  19.6%  20.2%  20.8%
                                                             ----   ----   ----
                                                              100%   100%   100%
                                                             ====   ====   ====

  The Company's merchandise strategy relies upon certain core components including a focus on branded merchandise and pricing strategies that project a strong quality/value relationship. The Company complements its branded merchandise with private label merchandise offerings that are exclusive to the Company in each of its trade areas.

  Branded Merchandise: In Fiscal 1996, approximately 92% of the Company's net sales were generated from branded merchandise. The Company enhanced its branded merchandise offerings by adding Tommy Hilfiger, Polo by Ralph Lauren and Nautica into selected stores in Fiscal 1995. These brand names were rolled out to additional stores and women's apparel lines during Fiscal 1996. The Company's other major brands include Liz Claiborne, Estee Lauder, Clinique, Guess?, Lancome, Croscill, Jones New York, London Fog, Alfred Dunner, J.H. Collectibles, Ellen Tracy, Haggar, Esprit, Levi's, Oshkosh B'Gosh, Jockey, Leslie Fay, Krups, Farberware, Coach, Mikasa, Lenox, Waterford, Fieldcrest, Hanes, Arrow, Pendleton, Perry Ellis, Calvin Klein and Elizabeth Arden.

  Pricing: The Company strives to establish a strong quality/value relationship by pricing its merchandise so that its customers will buy when they have a need and desire to shop, rather than feeling compelled to wait for a sale. The focus of this strategy is to offer high profile national brands at competitive prices and to supplement and enhance these offerings with item promotions and private label merchandise offerings. Item promotions offer the customer high demand, in-season items at very attractive prices for short durations. Item promotions are used to offer value to the customer while the Company generates incremental store traffic.

  Private Label Merchandise: The Company's private label merchandise offerings are exclusive to the Company in all of its markets. The Company uses its private label merchandise to provide a point of differentiation from its competition and to complement the Company's branded merchandise. The Company's private labels, such as Preswick and Moore and Great Lakes Recreation, have demonstrated that customers will respond to private label merchandise if it is "fashion right" and has a favorable price/quality relationship.

  The Company is a member of Associated Merchandising Corporation ("AMC"), a cooperative buying service that supplies merchandise to the Company and other major department stores throughout the United States. As a member of AMC, the Company participates in a cost effective network of worldwide product sourcing offices and benefits from the favorable pricing structure associated with major import purchase volumes. During Fiscal 1996, approximately 8% of the Company's total purchases were made through AMC. No other single source supplies more than 6% of the Company's total purchases. The Company has no long-term purchasing commitments or arrangements with any of its suppliers and believes that it is not dependent on any one supplier.

  Inventory Management: The Company uses three inventory management systems to allocate merchandise to its stores: post allocation, basic replenishment and pre-distribution. Approximately 50% of the Company's total merchandise receipts are processed on a post allocation system in which basic and fashion merchandise is delivered in bulk to the Company's distribution center and is broken into smaller lots for shipment to individual stores based on individual store sales trends. Approximately 35% of merchandise receipts are processed on a basic replenishment system in which purchase orders are automatically generated for categories of basic merchandise that the vendor can consistently ship according to the Company's needs. The remaining 15% of merchandise receipts are processed on a pre-distribution system in which the Company's buying staff allocates receipts by store.

  Licensed Departments: The Company utilizes third party operators (licensed departments), doing business principally under the Company's trade names, to offer merchandise and services which are highly specialized or which require significant inventory investment. The Company's major licensed departments are shoes, fine jewelry and beauty salons. In Fiscal 1996, licensed departments generated sales of $90.3 million and gross margin of $14.1 million. The licensee is responsible for substantially all of the licensed department's selling and administrative expenses, including payroll, advertising and supplies.

POSITIVE SHOPPING EXPERIENCE

  The Company's positive shopping experience initiative is used to highlight its targeted merchandise assortments through the combination of store renovations, merchandise presentation and service levels tailored to achieve the Company's "100% Customer Satisfaction" objective. The Company believes that its successful execution of this customer-focused objective will provide a point of differentiation from lower end, lower service competitors while making the Company competitive with higher-end, higher-service traditional department stores.

  Store Renovations: The Company's store renovation program is the cornerstone of the positive shopping experience strategy. Under the program, more prominent and considerably larger amounts of space are dedicated to the Company's targeted merchandise assortments with the goals of reducing markdowns and increasing sales per square foot and inventory turnover. The renovated stores are more pleasant and efficient to shop through the creation of wider aisles, brighter lighting and focused visual presentation. The Company initiated the store renovation program in fiscal 1992. During Fiscal 1996, the Company renovated five stores, bringing the total number of stores renovated since 1992 to twenty-five. The Company plans to renovate an additional five to six stores per year over the next two fiscal years which, by the end of fiscal 1998, would bring the total renovated or new square footage since fiscal 1991 to 80% of the Company's total square footage.

  Substantially all of the Company's renovated stores have generated sales gains in the first year after renovation and continue to generate year-over-year sales gains in subsequent years. The stores renovated between fiscal 1992 and Fiscal 1995 had total sales productivity of $139 per square foot in fiscal 1991. For Fiscal 1996, the total sales productivity in these stores increased to $169 per square foot.

  Merchandise Presentation: The Company highlights its key categories through enhanced visual presentation, tailored fixturing and the use of vendor shops. In Fiscal 1995, the Company strengthened its targeted merchandise assortments in select locations with the introduction of vendor shops to house three key men's vendors (Polo by Ralph Lauren, Tommy Hilfiger and Nautica) and two key home vendors (Liz Claiborne Home and Ralph Lauren Home Collection). Due to the success of these shops, the Company introduced these vendors to additional stores in Fiscal 1996 and will continue the rollout of these vendors to additional stores in fiscal 1997.

  100% Customer Satisfaction: The Company is committed to achieving its "100% Customer Satisfaction" objective by improving those facets of its business that materially impact its customers. As part of its commitment to achieving the objective in fiscal 1997, the Company will focus on the following goals:

    (1) Improving its satisfaction of customers merchandise expectations by improving its in-stock position on all advertised and basic merchandise.

    (2) Increasing and improving customer interactions by minimizing the non-selling tasks that selling associates perform.

    (3) Improving the quality of selling associates' skills through increased training in the areas of selling and product knowledge and through enhanced hiring practices.

    (4) Improving store environments so they are more pleasant and easier to shop.

    (5) Enhancing credibility with our customers through more effective advertising and by pricing merchandise at a good value for the customer.

  The Company measures customer satisfaction through a customer feedback program. The customer feedback program is a direct mail program in which customers with recent purchases receive a postcard requesting feedback on their shopping experience. The information collected through the feedback program is used to measure and improve the Company's operations and store service levels.

RELATIONSHIP MARKETING PROGRAMS

  The Company communicates, reinforces and blends together the merchandising and positive shopping experience strategies for its customers through relationship marketing programs. The programs utilize targeted marketing and promotional events in key categories that highlight the Company's targeted merchandise assortments and store renovations.

  Target Marketing: The Company tailors direct mail advertising to its customers to improve customer responses to promotions and to reduce advertising costs.

  Promotional Events: The Company utilizes promotional events to generate additional sales volume and profits. However, the Company's marketing efforts have evolved to include not only traditional storewide sales but also category events that emphasize the Company's targeted merchandise assortments and offer more benefits to the customer than just sale prices. For example, the Company promotes its Petites Week event that includes compelling values for the customer in terms of price, quality and selection of merchandise, as well as vendor representatives on hand at select locations to discuss the latest trends in fashion.

SUPPORTIVE STRATEGIES

  Customer Credit: Approximately 46% of the Company's Fiscal 1996 sales were transacted on the proprietary credit-card program owned and operated by National Bank of the Great Lakes ("NBGL"), the Company's wholly owned subsidiary. NBGL, directly or by contract with CPS or one of its affiliates, operates all phases of its credit card operations, including marketing, servicing and collection. NBGL has approximately 2.8 million credit card accounts, of which approximately 0.9 million are active. The Company reinforces the relationship with NBGL's credit card customers by offering them private shopping nights, direct mail catalogues and advance notice of sale events.

  NBGL's credit card program is subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended, or that new laws or regulations will not be adopted, in a manner that could adversely affect NBGL's credit card operations.

  Investments in Technology: The Company believes that technological investments are necessary to support its business strategies. One of the major areas of technological investment has been Electronic Data Interchange ("EDI"). EDI allows the Company to speed the flow of information and merchandise in order to capitalize on emerging sales trends, maximize inventory turnover and minimize out-of-stock conditions. The Company's use of EDI technology includes an advance shipping notice system ("ASN"). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a vendor's warehouse and that which was ordered from the vendor. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution center and into its stores.

  The Company anticipates that it will incur approximately $4.2 million in aggregate costs in fiscal 1997 and fiscal 1998 on year 2000 information system compliance. The Company is updating all of its systems to ensure that they will continue to function beyond the turn of the century under this program.

  Distribution: The Company operates a modern, highly automated distribution center in Rockford, Illinois that processes soft goods (non-furniture products) for all of its department stores. This distribution center is linked electronically to the Company's buying staff through a computerized purchase order management system, facilitating rapid reorder and replenishment of merchandise. All shipments received at the distribution center are processed within time standards designed to assure shipment to stores within 48 to 72 hours of receipt, thus reducing in-store inventory requirements while enabling stores to respond quickly to customer demand.

  The Company's objective for soft goods distribution is to speed the flow of merchandise from the vendor's dock to the Company's stores and to do so at the least possible cost. The Company meets this objective through the use of full bar code scanning, the receipt of floor ready merchandise and negotiated vendor purchase allowances or reimbursement of processing costs for returned merchandise. The Company has an agreement under which an independent third party is providing furniture warehousing and delivery services for the Company at a facility located in Naperville, Illinois.

COMPETITION

  The retailing industry, in general, and the department store business, in particular, are highly competitive. Generally, the Company's department stores compete not only with other department stores in the geographic areas in which they operate, but also with numerous other types of retail operations, including specialty stores, general merchandise stores, mail order companies and off-price and discount stores. The Company believes that its retail stores compete on the basis of price, inventory levels, responsiveness to consumer demands and trends, marketing, customer service and displays. Some of the retailers with which the Company competes are larger than the Company, have greater financial resources than the Company and may have various other competitive advantages.

EMPLOYEES

  As of April 1997, the Company employed approximately 12,000 full time and part time employees on a regular basis. During peak periods such as the Christmas season, the Company employs up to 2,500 additional persons. Less than 1% of the Company's employees are represented by unions. In general, the Company considers its relations with its employees to be satisfactory.

SEASONALITY

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

TRADEMARKS

  The Company owns the federally registered trademark Carson Pirie Scott and has registered the name Bergner's in the State of Illinois. In addition, the Company uses various other trademarks in connection with its private label merchandise program. Management believes that its trademarks and trade names are important but, with the exception of Carson Pirie Scott, Boston Store and Bergner's, the loss of any of its trademarks or trade names would not have a material adverse effect on the Company.

ITEM 2. PROPERTIES.

  The Company's stores range in size from 11,000 square feet to 888,000 square feet. For summary information on the average size of the Company's stores by region, see "Item 1. Business--Store Operations" of this Annual Report on Form 10-K.

  The following table sets forth certain information about the Company's stores, including the number of stores owned and the number leased, as of April 10, 1997. Leased stores are classified according to the expiration date of their current leases, assuming that the leases are renewed for one renewal period after the expiration of their current term. A typical lease has an initial term of between 15 and 30 years, with one to 10 renewal periods of five to 10 years each, exercisable at the Company's option. Six of the owned stores are encumbered by mortgages.

                                                       LEASED
                                                ---------------------
                                                  0-5     5-10   10+    TOTAL
      REGION                          OWNED (1) YEARS (2) YEARS YEARS PER REGION
      ------                          --------- --------- ----- ----- ----------
      Chicago Area (3)...............      8         3       2    18      31
      Wisconsin (4)..................      9        --       1     3      13
      Central Illinois...............      5        --       3     5      13
                                         ---       ---     ---   ---     ---
          Totals.....................     22         3       6    26      57
                                         ===       ===     ===   ===     ===

--------
(1) Includes seven stores subject to ground leases.
(2) Includes the Hillside location scheduled to close in May 1997.
(3) Includes three stores in northwest Indiana.
(4) Includes one store in Rochester, Minnesota.

  Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to specified levels during the lease term, including renewals. Many leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At April 10, 1997, the average minimum annual rent of the 29 stores that operated under operating leases was $2.75 per square foot, and the average minimum annual rent of the seven stores with ground leases was $0.32 per square foot.

  Since many of the Company's stores are located in regional shopping centers, the Company is also a party to other agreements which are inextricably tied to the Company's leases or the ownership of its property. Anchor tenants, such as the Company, generally enter into reciprocal easement agreements with shopping center developers. These agreements establish, among other things, reciprocal easements and operating covenants to which the anchor tenants are bound. In addition, individual anchor tenants often enter into separate agreements with the developers relating to, among other things, allocation of common area charges and other center operating expenses.

  The Company's corporate headquarters is located in Milwaukee, Wisconsin on the same site as an owned Boston Store. In addition, the Company owns its distribution center in Rockford, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the persons who are executive officers of CPS. Each officer serves for a one year term and until a successor is elected and qualified.

                  NAME              AGE              POSITIONS HELD
                  ----              ---              --------------
      Stanton J. Bluestone.........  62 Chairman of the Board and Chief
                                        Executive Officer and Director
      Michael R. MacDonald.........  45 President and Chief Operating Officer
                                        and Director
      Catherine A. Shaw............  49 Executive Vice President--Stores, Visual
                                        Merchandising and Store Planning
      Edward P. Carroll, Jr........  50 Executive Vice President--Sales
                                        Promotion and Marketing
      Darren R. Jackson............  32 Senior Vice President and Chief
                                        Financial Officer

  The following is a description of the business experience of each of CPS's executive officers.

  Stanton J. Bluestone, Chairman of the Board and Chief Executive Officer and Director. Mr. Bluestone has been Chairman of the Board and Chief Executive Officer since March 1996 and has been a Director of CPS since January 1985. He served as the President and Chief Executive Officer of CPS from August 1993 to March 1996. He was President and Acting Chief Executive Officer of CPS from May 1991 to August 1993 and was President of CPS from January 1985 to May 1991.

  Michael R. MacDonald, President and Chief Operating Officer and Director. Mr. MacDonald has been President and Chief Operating Officer since March 1996 and a Director of CPS since August 1991. He served as Executive Vice President and Chief Administrative Officer of CPS from August 1993 to March 1996 and Executive Vice President and Chief Financial Officer of CPS from September 1990 to August 1993. Prior to joining CPS, he served as Senior Vice President--Chief Financial Officer of Marshall Field & Co., a department store chain, from April 1985 to September 1990.

  Catherine A. Shaw, Executive Vice President--Stores, Visual Merchandising and Store Planning. Ms. Shaw has been Executive Vice President--Stores, Visual Merchandising and Store Planning of CPS since June 1989. She served as Senior Vice President--Director of Stores of CPS for the Central Illinois Region and then the Wisconsin Region from 1984 to 1989.

  Edward P. Carroll, Jr., Executive Vice President--Sales Promotion and Marketing. Mr. Carroll has been Executive Vice President--Sales Promotion and Marketing of CPS since March 1993 and was Senior Vice President--Sales Promotion and Marketing of CPS since joining CPS in 1985.

  Darren R. Jackson, Senior Vice President and Chief Financial Officer. Mr. Jackson has been Senior Vice President and Chief Financial Officer since February 1997. He served as Vice President and Chief Financial Officer of CPS from August 1995 to February 1997. He served as Vice President and Treasurer of CPS from June 1992 to August 1995. He served as Director of Treasury Services of CPS from September 1990 to June 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

  The Common Shares have been traded on the New York Stock Exchange (the "NYSE") since December 6, 1994 and are currently listed and principally traded on the NYSE under the trading symbol "CRP".

  The following table sets forth the high and low sales prices of the Common Shares by fiscal quarter from January 30, 1995, reported as NYSE Composite Transactions as published in financial sources.

      FISCAL 1996                                                 HIGH     LOW
      -----------                                                ------- -------
      First Quarter............................................. $26.500 $16.500
      Second Quarter............................................  28.875  21.875
      Third Quarter.............................................  27.375  22.375
      Fourth Quarter............................................  28.625  23.250
      FISCAL 1995                                                 HIGH     LOW
      -----------                                                ------- -------
      First Quarter............................................. $18.125 $15.000
      Second Quarter............................................  17.125  15.250
      Third Quarter.............................................  20.750  16.500
      Fourth Quarter............................................  20.750  15.375

  The Company has not declared or paid any dividends on its Common Shares and expects to continue this policy for the foreseeable future.

  As of April 10, 1997, the Company had 81 holders of record and approximately 3,600 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SQUARE FOOT DATA)

                                                                   THREE
                                  FISCAL YEAR ENDED               MONTHS     NINE MONTHS FISCAL YEAR
                         -------------------------------------     ENDED        ENDED       ENDED
                         FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29,  OCTOBER 30, JANUARY 30,
                             1997         1996         1995        1994        1993(A)     1993(A)
                         -----------  -----------  -----------  -----------  ----------- -----------
STATEMENT OF OPERATIONS
 DATA:
Net sales............... $1,102,826   $1,083,812   $1,161,612   $  387,679    $760,760   $1,155,198
Cost of sales...........   (700,080)    (700,435)    (745,360)    (245,446)   (488,101)    (733,166)
Selling, general and
 administrative
 expenses...............   (307,133)    (295,724)    (323,718)     (90,250)   (238,586)    (340,723)
Depreciation and
 amortization...........    (15,521)     (11,392)      (7,264)      (1,123)    (24,801)     (31,849)
Minnesota disposition
 gain (costs)...........        --        55,179       (2,129)         --          --           --
Settlement of
 reorganization
 payables...............      1,280          725       18,300          --          --           --
Other...................     (1,092)         212          (64)      (1,033)     (2,188)      (1,865)
                         ----------   ----------   ----------   ----------    --------   ----------
Income from operations..     80,280      132,377      101,377       49,827       7,084       47,595
Interest expense, net...    (15,910)     (17,974)     (17,624)      (4,545)     (9,552)     (12,053)
Acquisition costs.......        --        (6,835)         --           --          --           --
Reorganization items....        --           --           --           --     (219,857)     (52,266)
Gain on sale of
 marketable securities,
 net....................      4,367          --           --           --          --           --
Other...................     (2,827)         --           --           --          --           --
Income tax provision....    (26,100)     (43,027)     (33,501)     (18,110)        --           --
Loss from discontinued
 operations.............        --           --           --           --          --        (6,885)
Extraordinary gain on
 extinguishment of
 debt...................        --           --           --           --      212,139          --
Cumulative effect of a
 change in
 accounting principle...        --           --           --           --      (13,994)         --
                         ----------   ----------   ----------   ----------    --------   ----------
Net income (loss)....... $   39,810   $   64,541   $   50,252   $   27,172    $(24,180)  $  (23,609)
                         ==========   ==========   ==========   ==========    ========   ==========
Net income per share
 (b).................... $     2.39   $     3.75   $     2.48   $     1.35
                         ==========   ==========   ==========   ==========
BALANCE SHEET DATA (END
 OF PERIOD):
Working capital (c)..... $  319,188   $  320,007   $  351,931   $  318,041    $251,422   $  345,530
Total assets............    724,047      692,102      723,338      712,295     806,267      965,168
Long-term debt,
 including current
 maturities.............    162,489      195,786      240,222      258,367     264,953      210,212
Net debt (d)............    141,871      151,402      209,978      174,691     145,697       56,539
Shareholders' equity....    358,817      319,816      286,078      232,524     205,000       24,180
Shares outstanding (b).. 16,686,941   17,217,707   20,304,165   20,230,577
OPERATING DATA:
Comparable store sales
 growth (e).............        2.2%         2.7%         3.7%         6.3%        1.2%         0.9%
Net sales per total
 square foot (f)........ $      137   $      134   $      132   $       43    $     83   $      121
EBITDA (g).............. $   95,613   $   87,653   $   92,534   $   51,983    $ 34,073   $   81,309
EBITDA as a percentage
 of net sales (h).......        8.7%         8.1%         8.0%        13.4%        4.5%         7.0%
Net debt/capital (d)....       28.3%        32.1%        42.3%        42.9%       41.5%        70.0%
Operating earnings per
 share (b) (i).......... $     2.33   $     2.04   $     2.00   $     1.35         --           --
Capital expenditures.... $   52,887   $   38,614   $   54,732   $    9,360    $ 35,559   $   18,633
Number of stores open
 (end of period)........         57           54           61           59          63           62

--------
  This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.
(a) CPS, its then parent corporation, P.A. Bergner & Co. Holding Company (the "Company's Predecessor") and most of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court") on August 23, 1991. On October 12, 1993 CPS, its affiliated debtors, and several of its creditors filed with the Bankruptcy Court a Fourth Amended Joint Plan of Reorganization that was consummated on October 29, 1993.
(b) Shares outstanding and net loss per share are not presented for periods prior to October 30, 1993 because the Company's Predecessor's common stock was not publicly held. Shares outstanding represent weighted average common shares and common share equivalents used in calculating fully diluted net income per share.
(c) Working capital excludes cash and cash equivalents and the current maturities of long-term debt.
(d) Net debt is outstanding debt, including current maturities of long-term debt, net of cash and cash equivalents.

(e) Comparable store sales growth is normally calculated using sales of stores and merchandise departments that have been open for the full fiscal period being calculated and the full prior fiscal period. However, for Fiscal 1995, even though eight of the nine Minnesota Stores (the "Minnesota Closed Stores") were not open for all of Fiscal 1995, comparable sales include the Minnesota Closed Stores' clearance sales because these clearance sales would normally have occurred across all stores.
(f) Net sales per total square foot is calculated using net sales divided by total square footage of the stores. Fiscal 1994 and Fiscal 1995 sales per square foot excludes the net sales and square footage of the eight Minnesota Closed Stores sold in March 1995.
(g) EBITDA is defined as operating earnings before interest, taxes, depreciation, amortization and other non-cash and nonrecurring items. The Company has included EBITDA with its financial results and believes it is a useful measure of its performance because EBITDA is used in covenant calculations under current debt agreements and is used as a key performance measurement for the Company's top management. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and is not indicative of operating or cash flow from operations as determined under GAAP.
(h) EBITDA as a percentage of sales is calculated using EBITDA divided by net sales. The Fiscal 1995 EBITDA rate is 8.3% if the $25.0 million in sales from the Minnesota Closed Stores sold in March 1995 are excluded from the calculation because these sales did not contribute to EBITDA.
(i) Operating earnings per share excludes from net income the impact of nonrecurring items. Nonrecurring items include Minnesota disposition gain (costs), Settlement of reorganization payables, $1,280 of Other operating expense in 1996 relating to year 2000 expense and store closing costs, Acquisition costs, Gain on sale of marketable securities, net and Other non-operating costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following is a discussion of the financial condition and results of operations of the Company as of and for the fiscal years ended February 1, 1997 ("Fiscal 1996"), February 3, 1996 ("Fiscal 1995"), and January 28, 1995
("Fiscal 1994"). The financial information, discussion and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

GENERAL

  CPS is a traditional department store retailer with sales in Fiscal 1996 of $1,102.8 million. As of February 1, 1997, the Company operated 53 traditional department stores and four freestanding furniture stores. The Company operates its department stores under the trade names of Carson Pirie Scott, Boston Store and Bergner's. Each of these trade names has strong regional recognition and an operating tradition approaching or exceeding 100 years.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 AND FISCAL 1995

  Net sales. Net sales increased to $1,102.8 million in Fiscal 1996 from $1,083.8 million in Fiscal 1995, an increase of $19.0 million or 1.8%. The increase was due to a 2.2% comparable store sales increase and the sales from four new stores opened in 1996. These increases were offset by the Company's sale of eight of its nine Minnesota Stores (the "Minnesota Closed Stores") in March 1995. The Minnesota Closed Stores contributed $25.0 million in clearance sales during 1995 that were absent in 1996. In addition, Fiscal 1995 contained 53 weeks, while Fiscal 1996 contained 52 weeks. The extra week resulted in $14.0 million of additional sales in Fiscal 1995.

  Gross margin. Gross margin increased to $402.7 million in Fiscal 1996 from $383.4 million in Fiscal 1995, an increase of $19.3 million or 5.1%. Gross margin as a percentage of net sales was 36.5% in Fiscal 1996 and 35.4% in Fiscal 1995. Excluding the impact of the Minnesota Closed Stores clearance sales, which did not contribute to gross margin in the prior year, the Fiscal 1995 rate was 36.2%. The increase in gross margin rate was primarily attributable to an increased initial mark-up rate on goods sold without an offsetting increase in the markdown rate.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased to $307.1 million in Fiscal 1996 from $295.7 million in Fiscal 1995, an increase of $11.4 million or 3.9%. The increase is primarily attributable to the Company's four new store openings and increased benefits costs. Selling, general and administrative expenses as a percentage of net sales were 27.8% and 27.3%, for Fiscal 1996 and Fiscal 1995, respectively. After excluding the impact of clearance sales associated with the Minnesota Closed Stores, the Fiscal 1995 rate was 27.9%. The decrease in rate from 27.9% to 27.8% was primarily attributable to reduced bad debt expense and expense controls throughout the Company that offset the impact of store opening costs and increased benefit charges.

  Depreciation and amortization expense. Depreciation and amortization expense increased to $15.5 million in Fiscal 1996 from $11.4 million in Fiscal 1995, an increase of $4.1 million. Depreciation expense increased during Fiscal 1996 as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations.

  Minnesota disposition gain (costs). In March 1995, the Company sold the Minnesota Closed Stores for net proceeds of $70.8 million. The sale, which consisted of the stock of a subsidiary, involved store buildings and real estate, all of which, except for one ground lease, were owned and unencumbered. The assets sold had a carrying value of $9.5 million. In addition, the Company liquidated all inventory, fixtures and accounts receivable related to the Minnesota Closed Stores for net proceeds of approximately $30.0 million. The Company recorded a gain on the sale of the Minnesota Closed Stores of $55.2 million ($33.1 million after tax), in Fiscal 1995, after closing costs.

  Settlement of reorganization payables. During Fiscal 1996 and Fiscal 1995 the Company reduced its reorganization payables reserve for bankruptcy claims by $1.3 million and $0.7 million, respectively, to reflect the favorable resolution of claims.

  Interest expense, net. Interest expense, net decreased to $15.9 million in Fiscal 1996 from $18.0 million in Fiscal 1995, a decrease of $2.1 million or 11.5%. The decrease occurred because, during the third and fourth quarters of Fiscal 1995, the Company redeemed its 13% ten-year subordinated notes. The notes were issued in March 1995 in the total principal amount of $57.0 million. The savings due to the redemption of the subordinated notes was partially offset by lower interest income in Fiscal 1996 from the Company's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures"), and the additional interest expense related to the capital expenditure and working capital requirements for the Company's four new stores.

  Acquisition costs. Acquisition costs of $6.8 million recorded in Fiscal 1995 represents the costs related to the Company's abandoned attempt to acquire Younkers, Inc. ("Younkers").

  Gain on sale of marketable securities, net. During Fiscal 1996, the Company sold 1,026,550 shares of Proffitt's, Inc. ("Proffitt's") common stock (the "Proffitt's Shares") for $31.1 million and realized a gain of $14.9 million. The Company recorded a loss of $10.5 million in Fiscal 1996 related to the write-down of the County Seat Debentures. The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to exchange the County Seat Debentures for other securities that had been issued to the Company as part of the sale price for the Company's 1989 divestiture of County Seat Stores, Inc. to a management-led buyout group.

  Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation in Fiscal 1996.

  Income tax expense. Income tax expense decreased to $26.1 million for Fiscal 1996 from $43.0 million in Fiscal 1995, a decrease of $16.9 million. The effective income tax rates for Fiscal 1996 and Fiscal 1995 were 39.6% and 40.0%, respectively. These rates differ from the federal statutory rate of 35.0% due primarily to state and local income taxes.

COMPARISON OF FISCAL 1995 AND FISCAL 1994

  Net sales. Net sales decreased to $1,083.8 million in Fiscal 1995 from $1,161.6 million in Fiscal 1994, a decrease of $77.8 million or 6.7%. The decrease was due to the sale of the Minnesota Closed Stores in March 1995. On a comparable store basis, including clearance sales in the Minnesota Closed Stores which normally would have occurred across all stores, comparable sales increased by 2.7%. Comparable store sales increased 5.7% at stores renovated in fiscal 1992 to Fiscal 1994, offset by a 3.7% sales decline caused by renovation activities at the stores under renovation in Fiscal 1995.

  Gross margin. Gross margin decreased to $383.4 million in Fiscal 1995 from $416.3 million in Fiscal 1994, a decrease of $32.9 million or 7.9%. Gross margin as a percentage of net sales was 35.4% in Fiscal 1995 and 35.8% in Fiscal 1994. The gross margin rate for both fiscal years was impacted by clearance sales at the Minnesota Closed Stores. Normalizing the results by excluding the clearance sales of the Minnesota Closed Stores produces a gross margin rate of 36.2% in Fiscal 1995 and in Fiscal 1994.

  Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $295.7 million in Fiscal 1995 from $323.7 million in Fiscal 1994, a decrease of $28.0 million or 8.6%. The decrease is primarily attributable to a reduction in operational expenses for the Minnesota Closed Stores. Selling, general and administrative expenses for Fiscal 1995 as a percentage of net sales were 27.3%. Similar to gross margin rate, both fiscal years' selling, general and administrative rates were impacted by clearance sales at the Minnesota Closed Stores. Normalizing the results by excluding the clearance sales of the Minnesota Closed Stores produces a rate of 27.9% and 28.2% in Fiscal 1995 and Fiscal 1994, respectively. Higher bad debt expenses were offset by productivity gains in sales support areas, benefit reductions and higher finance charge income on the Company's proprietary credit card accounts.

  Depreciation and amortization expense. Depreciation and amortization expense increased to $11.4 million in Fiscal 1995 from $7.3 million in Fiscal 1994, an increase of $4.1 million. Depreciation expense increased during Fiscal 1995 as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise because the Company plans to continue its capital expenditures for new store acquisitions and store renovations.

  Minnesota disposition gain (costs). In March 1995, the Company sold the Minnesota Closed Stores for net proceeds of $70.8 million. The sale, which consisted of the stock of a subsidiary, involved store buildings and real estate, all of which, except for one ground lease, were owned and unencumbered. The assets sold had a carrying value of $9.5 million. The Company liquidated all inventory, fixtures and accounts receivable related to the Minnesota Closed Stores, from which the Company realized additional net proceeds of approximately $30.0 million. The Company recorded a gain on the sale of its Minnesota Closed Stores of $55.2 million ($33.1 million after tax) in Fiscal 1995, after closing costs. Minnesota disposition costs in Fiscal 1994 primarily included severance, which had been accrued under the Company's existing severance plans, and other related costs.

  Settlement of reorganization payables. During Fiscal 1995 and Fiscal 1994, the Company reduced its reorganization payables reserve for bankruptcy claims by $0.7 million and $18.3 million, respectively, to reflect the favorable resolution of claims.

  Interest expense, net. Interest expense, net increased to $18.0 million in Fiscal 1995 from $17.6 million in Fiscal 1994, an increase of $0.4 million or 2.3%. In March 1995, CPS acquired 3.0 million Common Shares pursuant to an exchange offer in which each tendered Common Share was exchanged for $19 principal amount of a 13% subordinated note (the "Notes") issued by CPS. In October 1995, CPS redeemed, at par plus accrued interest, the principal amount of $17 million of the Notes and in January 1996, CPS redeemed, at par plus accrued interest, the remaining $40 million of the Notes. The interest cost associated with the Notes was partially offset by higher earnings on investments.

  Acquisition costs. Acquisition costs of $6.8 million recorded in Fiscal 1995 represent the costs related to the Company's abandoned attempt to acquire Younkers.

  Income tax expense. Income tax expense increased to $43.0 million for Fiscal 1995 from $33.5 million in Fiscal 1994, an increase of $9.5 million. The effective income tax rate for Fiscal 1995 and Fiscal 1994 was 40%. This rate differs from the federal statutory rate of 35% due primarily to state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash position on February 1, 1997 totaled $20.6 million and outstanding debt totaled $162.5 million, resulting in a net debt position
("Net Debt") of $141.9 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a meaningful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. As of February 1, 1997, Net Debt declined $9.5 million to $141.9 million from $151.4 million at February 3, 1996. The decline in Net Debt is attributable to the cash provided by operating activities plus the proceeds from the sale of the Proffitt's Shares, offset primarily by expenditures under the Company's capital expenditure program, increased working capital requirements and CPS's repurchase of Common Shares.

  NBGL extends credit to the Company's customers through the NBGL credit card program. NBGL's net accounts receivable balance increased $35.2 million to $267.4 million at February 1, 1997 from $232.2 million at February 3, 1996. This increase was primarily attributable to an increase in net sales and a reduction in the required minimum payment from 10% to 5% of the customer's credit card balance, partially offset by a decline in the percentage of net sales transacted on the NBGL credit card. Net sales transacted on the NBGL credit card declined from 48.3% of net sales in Fiscal 1995 to 46.0% of net sales in Fiscal 1996. NBGL reduced its net write-offs by $1.2 million (excluding the Minnesota Closed Stores net write-offs) in Fiscal 1996 despite the increase in net accounts receivable and a 19.7% increase in write offs as a result of customer bankruptcy filings.

  The NBGL credit card program is subject to economic and competitive factors, many of which are beyond the Company's control, which may materially effect the future profitability of the NBGL credit card program. Among the competitive factors that may affect the percentage of net sales transacted on the NBGL credit card is increasing competition from third party cards. Another factor is the level of personal bankruptcies, which may continue to rise. These factors and others could materially impact the profitability of the NBGL credit operation.

  A subsidiary of CPS has the right to borrow, subject to certain limitations, including compliance with a number of restrictive covenants, up to $216.0 million under the Company's receivables facility (the "Receivables Facility"). As of February 1, 1997, the subsidiary's borrowings under the Receivables Facility totaled $113.5 million. The Receivables Facility expires in July 1998. The Company also has the right to borrow, subject to limitations, up to $150 million under the financing arrangements in connection with the Company's working capital facility (the "Working Capital Facility"). The Company did not borrow under the Working Capital Facility during Fiscal 1996. As of February 1, 1997, the Company had $17 million of outstanding letters of credit which reduce the borrowings available under the Working Capital Facility. The Working Capital Facility expires in May 1999. The Company has interest rate cap agreements which limit the Company's exposure to fluctuations in interest rates. For more detailed information concerning the Receivables Facility and the Working Capital Facility, see Note 7 of the Notes to the Consolidated Financial Statements.

  The Company's capital expenditures were $52.9 million during Fiscal 1996, $38.6 million during Fiscal 1995 and $54.7 million during Fiscal 1994. The following table lists the components of capital expenditures:

                                                            FISCAL FISCAL FISCAL
                                                             1996   1995   1994
                                                            ------ ------ ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
      Store programs....................................... $47.1  $32.6  $46.2
      Technology programs..................................   2.6    2.3    5.2
      Other programs.......................................   3.2    3.7    3.3
                                                            -----  -----  -----
          Total............................................ $52.9  $38.6  $54.7
                                                            =====  =====  =====

  . Store programs include expenditures primarily for new stores, renovating stores and enhancing merchandise presentation.

  . Technology programs include expenditures for computer-based systems designed to support sales growth and the accuracy and accessibility of merchandising information.

  . Other programs include expenditures related primarily to the Company's distribution facility and sales support functions.

  In Fiscal 1996, the Company completed the renovation of five department stores, opened three new department stores and one freestanding furniture store and closed one underperforming department store. Since fiscal 1992, the Company has renovated twenty-five stores, opened four department stores and opened four freestanding furniture stores.

  In fiscal 1997, the Company has planned capital expenditures of approximately $60 million which will be allocated as follows: store programs-- $46 million which includes the completion of five store renovations, and the purchase of one store in February 1997 that was previously leased by the Company; technology programs--$4 million; and other programs--$10 million.

  The availability of net operating loss carryforwards and other tax benefits will enable the Company to reduce its cash requirements for income tax payments in the next several fiscal years from that which would otherwise be payable.

  The Company believes it will have sufficient funds available from cash on hand, cash from operations, the Receivables Facility and the Working Capital Facility to satisfy the Company's needs for working capital, planned capital expenditures, debt service and operations during the next several fiscal years. However, the Company can give no assurance that the Company's future operating performance, net sales and cash flows, all of which are subject to financial, general and regional economic, competitive and other factors affecting the Company, many of which are beyond its control, will be adequate to generate sufficient funds to meet the Company's needs during the next several fiscal years.

  In Fiscal 1995, the Company acquired 1,026,550 Proffitt's Shares upon the conversion of 1,047,500 shares of Younkers common stock (the "Younkers's Shares") pursuant to the February 3, 1996 merger of Younkers with Proffitt's. The Company had acquired the Younkers's Shares in October 1994 as part of the Company's attempt to acquire Younkers. The Company abandoned its attempt to acquire Younkers in January 1996. These shares were subsequently sold in Fiscal 1996 for $31.1 million, resulting in a gain of $14.9 million.

  On January 29, 1997, CPS's Board of Directors authorized the Company to purchase, in open-market or negotiated transactions, up to $20 million of CPS's Common Shares over the next two years. This buyback program supersedes the 1996 share buyback program under which the Company purchased and retired 517,000 Common Shares for $12.3 million during Fiscal 1996.

ACCOUNTING CHANGES

  Effective for the fiscal year ended February 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires accounting for employee stock compensation plans using either the fair value or the intrinsic value based method. The Company intends to continue to use the intrinsic value based method of accounting for stock options and to provide the additional disclosures required by SFAS No. 123.

  During 1996, the Company changed its method of calculating last-in, first-out ("LIFO") inventories. Prior to 1996, the Company used the Bureau of Labor Statistics ("BLS") price indices to measure inflation in retail prices. In 1996, the Company used internally developed price indices to more accurately measure inflation or deflation in retail prices. The effect of using internal indices instead of BLS price indices at the end of Fiscal 1996 was to increase net income by approximately $1.2 million, or $0.07 per share. The Company is not able to determine the cumulative effect of this change or its impact on any individual year prior to Fiscal 1996.

SEASONALITY AND INFLATION

  The Company's business is seasonal in nature with a high proportion of sales and net income generated in November and December. Over the last several years, the Company's customers have demonstrated an inclination to buy closer to the time of need. In response, the Company has been adjusting the flow of merchandise to better anticipate customer buying patterns.

  Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels. Inflationary pressures on the cost of merchandise inventory and operating expenses have been low, and historically, have been offset by a combination of increased comparable store sales and improved productivity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this Item is included in this Annual Report on Form 10-K on pages F-1 through F-19, inclusive and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated by reference to the information contained in the first paragraph under "Item I--Election of Directors" on page 5 of CPS's Proxy Statement relating to CPS's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), the information under "Item I--Election of Directors--Nominees for Director" on pages 5 and 6 of the 1997 Proxy Statement, and the information under "Executive Officers of the Registrant," under Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference to the information contained in the paragraph entitled "Compensation of Directors" under "Item I--Election of Directors--Additional Information Concerning the Board" on page 8 of the 1997 Proxy Statement and the information under "Item I--Executive Compensation" on pages 9 through 15 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference to the information under "Security Ownership of Principal Shareholders and Management" on pages 3 through 5 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) LIST OF DOCUMENTS FILED. The following is a list of documents filed as a part of this report:

    (1) Financial Statements. See Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules. See Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K.

    (3) Exhibits. See Index to Exhibits on pages E-1 and E-2 of this Annual Report on Form 10-K.

  (b) REPORTS ON FORM 8-K.

  The following report on Form 8-K was filed on the date indicated below during the quarter ended February 1, 1997:

  November 19, 1996 Reported under Item 5 that CPS announced its earnings for the third quarter.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Carson Pirie Scott & Co.

                                                /s/ Stanton J. Bluestone
                                          By __________________________________
                                                   Stanton J. Bluestone
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: April 30, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ Stanton J. Bluestone         Chairman of the Board and       April 30, 1997
____________________________________  Chief
        Stanton J. Bluestone          Executive Officer and
                                      Director
                                      (Principal Executive
                                      Officer)

     /s/ Darren R. Jackson           Senior Vice President and       April 30, 1997
____________________________________  Chief Financial Officer
         Darren R. Jackson            (Principal Financial
                                      Officer)

       /s/ David J. Biese            Vice President, Controller      April 30, 1997
____________________________________  (Principal Accounting
           David J. Biese             Officer)

                 **                  Director                        April 30, 1997
____________________________________
         John W. Burden III

                 **                  Director                        April 30, 1997
____________________________________
           Mark Dickstein

                 **                  Director                        April 30, 1997
____________________________________
         Chaim Y. Edelstein

                 **                  Director                        April 30, 1997
____________________________________
          Mark L. Kaufman

    /s/ Michael R. MacDonald         Director                        April 30, 1997
____________________________________
        Michael R. MacDonald

                 **                  Director                        April 30, 1997
____________________________________
           Robert Tammero


   /s/ Charles J. Hansen
**By __________________________
       Charles J. Hansen,
      as Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
(1)FINANCIAL STATEMENTS:
  Independent Auditors' Report..........................................   F-2
  Consolidated statements of operations for the years ended February 1,
   1997, February 3, 1996
   and January 28, 1995.................................................   F-3
  Consolidated balance sheets as of February 1, 1997 and February 3,
   1996.................................................................   F-4
  Consolidated statements of shareholders' equity for the years ended
   February 1, 1997, February 3, 1996 and January 28, 1995..............   F-5
  Consolidated statements of cash flows for the years ended February 1,
   1997, February 3, 1996
   and January 28, 1995.................................................   F-6
  Notes to consolidated financial statements............................   F-7
(2)FINANCIAL STATEMENT SCHEDULE:
  Schedule II--Valuation and Qualifying Accounts........................  F-19

  Schedules other than that listed above are omitted because they are not required or not applicable, or the required information is shown in the Consolidated Financial Statements or Notes included on pages F-2 through F-18, inclusive.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Carson Pirie Scott & Co.:

  We have audited the consolidated financial statements of Carson Pirie Scott & Co. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in note 4 to the consolidated financial statements, the Company has changed its method of calculating LIFO inventories in Fiscal 1996.

                                          KPMG Peat Marwick LLP

Milwaukee, Wisconsin
February 27, 1997

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FISCAL YEAR ENDED
                                             -----------------------------------
                                              FEBRUARY
                                                 1,      FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------  ----------- -----------
Net sales..................................  $1,102,826   1,083,812   1,161,612
Cost of sales..............................    (700,080)   (700,435)   (745,360)
Selling, general and administrative
 expenses..................................    (307,133)   (295,724)   (323,718)
Depreciation and amortization..............     (15,521)    (11,392)     (7,264)
Minnesota disposition gain (costs).........         --       55,179      (2,129)
Settlement of reorganization payables......       1,280         725      18,300
Other......................................      (1,092)        212         (64)
                                             ----------   ---------   ---------
Income from operations.....................      80,280     132,377     101,377
Interest expense, net......................     (15,910)    (17,974)    (17,624)
Acquisition costs..........................         --       (6,835)        --
Gain on sale of marketable securities, net.       4,367         --          --
Other......................................      (2,827)        --          --
                                             ----------   ---------   ---------
Income before income taxes.................      65,910     107,568      83,753
Income tax provision.......................     (26,100)    (43,027)    (33,501)
                                             ----------   ---------   ---------
Net income.................................  $   39,810      64,541      50,252
                                             ==========   =========   =========
Primary and fully diluted net income per
 share.....................................  $     2.39        3.75        2.48
                                             ==========   =========   =========




See accompanying notes to consolidated financial statements.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FEBRUARY 1, FEBRUARY 3,
                        ASSETS                             1997        1996
                        ------                          ----------- -----------
Current assets:
  Cash and cash equivalents............................  $ 20,618      44,384
  Accounts receivable, net.............................   267,433     232,257
  Merchandise inventories..............................   190,646     178,632
  Marketable securities................................       --       25,140
  Other current assets.................................    16,265      17,575
                                                         --------     -------
Total current assets...................................   494,962     497,988
                                                         --------     -------
Property, fixtures and equipment, net..................   174,260     140,851
Net deferred tax assets................................    42,909      37,789
Other assets...........................................    11,916      15,474
                                                         --------     -------
                                                         $724,047     692,102
                                                         ========     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current maturities of long-term debt.................  $  2,854       3,081
  Accounts payable.....................................    58,178      47,492
  Accrued expenses:
    Property, sales, and income taxes..................    60,435      47,768
    Employee benefit costs.............................    12,023      10,594
    Other accrued expenses.............................    24,520      27,743
                                                         --------     -------
Total current liabilities..............................   158,010     136,678
                                                         --------     -------
Long-term debt, less current maturities................   159,635     192,705
Other liabilities......................................    47,585      42,903
                                                         --------     -------
Total liabilities......................................   365,230     372,286
                                                         --------     -------
Shareholders' equity:
  Common stock, $.01 par value, 15,932,210 and
   16,372,960 shares issued and
   outstanding at February 1, 1997 and February 3,
   1996, respectively..................................       159         164
  Paid-in capital......................................   176,954     172,183
  Unamortized stock compensation.......................      (167)       (453)
  Unrealized holding gain on investments...............        96       5,957
  Retained earnings....................................   181,775     141,965
                                                         --------     -------
Total shareholders' equity.............................   358,817     319,816
Commitments and contingencies..........................
                                                         --------     -------
                                                         $724,047     692,102
                                                         ========     =======

See accompanying notes to consolidated financial statements.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                      UNREALIZED
                                         UNAMORTIZED    HOLDING                TOTAL
                         COMMON PAID-IN     STOCK       GAIN ON   RETAINED SHAREHOLDERS'
                         STOCK  CAPITAL  COMPENSATION INVESTMENTS EARNINGS    EQUITY
                         ------ -------  ------------ ----------- -------- -------------
Balance at January 29,
 1994...................  $200  206,188     (1,036)        --      27,172     232,524
                          ----  -------     ------      ------    -------     -------
  Exercise of stock
   options..............   --       246        --          --         --          246
  Stock compensation,
   net of forfeitures...   --       (20)       288         --         --          268
  Purchase and
   retirement of common
   stock................    (6) (10,788)       --          --         --      (10,794)
  Reduction of valuation
   allowance for
   deferred tax assets..   --    12,000        --          --         --       12,000
  Change in unrealized
   holding gain on
   investments..........   --       --         --        1,582        --        1,582
  Net income............   --       --         --          --      50,252      50,252
                          ----  -------     ------      ------    -------     -------
Balance at January 28,
 1995...................   194  207,626       (748)      1,582     77,424     286,078
                          ----  -------     ------      ------    -------     -------
  Exercise of stock
   options..............   --       392        --          --         --          392
  Stock compensation,
   net of forfeitures...   --       (34)       295         --         --          261
  Purchase and
   retirement of common
   stock................   (30) (58,801)       --          --         --      (58,831)
  Reduction of valuation
   allowance for
   deferred tax assets..   --    21,000        --          --         --       21,000
  Benefit of tax claims
   settled..............   --     2,000        --          --         --        2,000
  Change in unrealized
   holding gain on
   investments..........   --       --         --        4,375        --        4,375
  Net income............   --       --         --          --      64,541      64,541
                          ----  -------     ------      ------    -------     -------
Balance at February 3,
 1996...................   164  172,183       (453)      5,957    141,965     319,816
                          ----  -------     ------      ------    -------     -------
  Exercise of stock
   options..............   --       849        --          --         --          849
  Stock compensation,
   net of forfeitures...   --       (34)       286         --         --          252
  Purchase and
   retirement of common
   stock................    (5) (12,322)       --          --         --      (12,327)
  Board of directors'
   stock compensation...   --       278        --          --         --          278
  Reduction of valuation
   allowance for
   deferred tax assets..   --    16,000        --          --         --       16,000
  Change in unrealized
   holding gain on
   investments..........   --       --         --       (5,861)       --       (5,861)
  Net income............   --       --         --          --      39,810      39,810
                          ----  -------     ------      ------    -------     -------
Balance at February 1,
 1997...................  $159  176,954       (167)         96    181,775     358,817
                          ====  =======     ======      ======    =======     =======

See accompanying notes to consolidated financial statements.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
Cash flows from operating activities:
  Net income...............................    $39,810      64,541      50,252
  Adjustments to reconcile net income to
   net cash
   provided by operating activities:
    Depreciation and amortization..........     15,521      11,392       7,264
    Deferred income taxes..................     14,706      31,597      25,057
    Minnesota disposition (gain) costs.....        --      (55,179)      2,129
    Settlement of reorganization payables..     (1,280)       (725)    (18,300)
    Valuation and disposal of assets.......        --          --        1,244
    Gain on sale of marketable securities,
     net...................................     (4,367)        --          --
    Changes in assets and liabilities:
      Receivables..........................    (35,176)     43,324      (8,627)
      Inventories..........................    (12,014)      6,333      (2,901)
      Other current assets.................        818      (1,451)      7,727
      Other assets.........................      2,293       1,403      (2,442)
      Accounts payable.....................     10,686     (10,479)      4,259
      Accrued expenses and other
       liabilities.........................     17,467     (10,162)     (2,568)
                                               -------    --------    --------
Net cash provided by operating activities..     48,464      80,594      63,094
                                               -------    --------    --------
Cash flows from investing activities:
  Purchases of marketable securities.......        --          --      (21,201)
  Proceeds from sale of marketable
   securities..............................     31,094       5,653         --
  Purchases of property and equipment......    (52,887)    (38,614)    (54,732)
  Proceeds from disposition of assets......        603      70,801       6,386
                                               -------    --------    --------
Net cash provided (used) by investing
 activities................................    (21,190)     37,840     (69,547)
                                               -------    --------    --------
Cash flows from financing activities:
  Exercise of stock options................        849         392         246
  Purchase and retirement of common stock..    (12,327)     (1,831)    (10,794)
  Redemptions of subordinated notes........        --      (57,000)        --
  Payments of long-term debt and other
   obligations.............................     (3,077)     (3,012)     (7,306)
  Net borrowings (repayment) under
   receivables facility....................    (30,489)    (43,041)    187,041
  Net repayment of commercial paper........        --          --     (205,632)
  Debt issuance costs and other............     (5,148)        720      (1,780)
                                               -------    --------    --------
Net cash used by financing activities......    (50,192)   (103,772)    (38,225)
                                               -------    --------    --------
Cash flow effect of reorganization
 activities:
  Payment of reorganization payables.......       (848)       (522)     (8,754)
                                               -------    --------    --------
Net cash used by reorganization activities.       (848)       (522)     (8,754)
                                               -------    --------    --------
Net increase (decrease) in cash and cash
 equivalents...............................    (23,766)     14,140     (53,432)
Cash and cash equivalents, beginning of
 year......................................     44,384      30,244      83,676
                                               -------    --------    --------
Cash and cash equivalents, end of year.....    $20,618      44,384      30,244
                                               =======    ========    ========

See accompanying notes to consolidated financial statements.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) ORGANIZATION

  Carson Pirie Scott & Co. ("CPS") and its subsidiaries (together, the "Company") operate fifty three traditional department stores and four furniture stores as of February 1, 1997. The department stores operate under the following trade names: Carson Pirie Scott in greater Chicago, Indiana and Minnesota; Bergner's in central Illinois; and Boston Store in Wisconsin.

(2) SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of CPS and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fiscal Year: The Company has adopted a 52-53 week fiscal year. The years ended February 1, 1997 ("Fiscal 1996") and January 28, 1995 ("Fiscal 1994") contain 52 weeks. The year ended February 3, 1996 ("Fiscal 1995") contains 53 weeks.

  Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Negative cash book balances are classified as liabilities in the accompanying consolidated balance sheets. Cash equivalents of $4,778 and $25,810 at February 1, 1997 and February 3, 1996, respectively, consist of overnight investments and money market accounts. Cash of approximately $9,581 and $10,664 has been restricted by debt agreements at February 1, 1997 and February 3, 1996, respectively.

  Long-Lived Assets: In February 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

  Advertising Costs: The Company expenses advertising production costs the first time the advertising takes place. At February 1, 1997 and February 3, 1996, $205 and $698, respectively, of advertising costs are included in other current assets. Advertising expense of $45,425, $45,687 and $49,264 was incurred for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

  Store Preopening Costs: These costs are charged to expense in the month a store opens.

  Per Share Data: Primary and fully diluted net income per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year, as follows:

                                                 FEBRUARY   FEBRUARY   JANUARY
                                                    1,         3,        28,
                                                   1997       1996       1995
                                                ---------- ---------- ----------
      Primary.................................. 16,667,259 17,217,707 20,288,609
      Fully diluted............................ 16,686,941 17,217,707 20,304,165

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

(3) RECEIVABLES

  The Company extends credit to customers, substantially all of whom are residents of its trading areas. Receivables are net of an allowance for doubtful receivables of $9,971 and $9,482 at February 1, 1997 and February 3, 1996, respectively. The carrying amount of receivables approximates fair value due to the short maturity of these receivables. Service charge income from receivables is recognized using the interest method. Service charge income of $45,734, $45,800 and $43,774 is netted against selling, general and administrative expenses for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

  On February 2, 1996, the Office of the Comptroller of the Currency granted final approval for a new, limited purpose national bank, National Bank of the Great Lakes ("NBGL"), an indirect subsidiary of CPS. On February 4, 1996, a subsidiary of CPS contributed the Company's proprietary credit card business and the stock of Great Lakes Credit Corporation ("GLCC") to NBGL. NBGL began extending credit to the customers of CPS and CPS Department Stores, Inc. ("CPSDS"), and GLCC began purchasing credit card receivables from NBGL.

(4) MERCHANDISE INVENTORIES

  Merchandise inventories are valued using the retail method at the lower of cost, on the last-in, first-out ("LIFO") method, or market. If inventories had been valued at the lower of first-in, first-out ("FIFO") cost, utilizing the retail method, or market, they would have been approximately $4,200 and $4,300 higher at February 1, 1997 and February 3, 1996, respectively.

  During 1996, the Company changed its method of calculating LIFO inventories. Prior to 1996, the Company used the Bureau of Labor Statistics ("BLS") price indices to measure inflation in retail prices. In 1996, the Company used internally developed price indices to more accurately measure inflation or deflation in retail prices. The effect of using internal indices instead of BLS price indices at the end of Fiscal 1996 was to increase net income by approximately $1,200, or $0.07 per share. The Company was not able to determine the cumulative effect of this change or the impact on any individual year prior to Fiscal 1996.

(5) PROPERTY, FIXTURES AND EQUIPMENT AND LEASES

  Property, fixtures and equipment additions are stated at cost. Depreciation and amortization of property, fixtures and equipment is provided principally using the straight-line method over the estimated useful lives of the related assets, or the remaining lease term, if shorter, for leasehold improvements and capitalized leased assets.

  A summary of property, fixtures and equipment follows:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
      Land..............................................  $ 10,911       9,245
      Buildings and building improvements...............    56,243      47,090
      Leaseholds and leasehold improvements.............    32,558      22,028
      Store fixtures and equipment......................    91,650      64,363
      Properties under capitalized leases...............     7,883       7,883
      Equipment under capitalized leases................     8,547       8,565
      Less accumulated depreciation and amortization....   (33,532)    (18,323)
                                                          --------     -------
                                                          $174,260     140,851
                                                          ========     =======

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  The carrying value of properties and equipment under capitalized leases was $6,586 and $4,644, respectively, at February 1, 1997. Capital equipment leases for $1,395 were entered into during the year ended February 3, 1996. The Company owns buildings, with a carrying value of $4,393, which are located on leased land.

  The Company leases several of its facilities and accounts for the majority of these leases as operating leases. In addition, the Company leases certain equipment under capital and operating leases.

  Future minimum rental commitments as of February 1, 1997 are as follows:

                                                               OPERATING CAPITAL
      FISCAL YEAR                                               LEASES   LEASES
      -----------                                              --------- -------
      1997...................................................  $ 12,218    9,239
      1998...................................................    11,406    9,489
      1999...................................................    10,888    9,122
      2000...................................................    10,187    7,528
      2001...................................................     9,771    7,500
      Thereafter.............................................    62,334   98,000
                                                               --------  -------
      Total minimum future rentals...........................  $116,804  140,878
                                                               ========
      Less amount representing interest......................            101,071
                                                                         -------
      Capital lease obligations, present value of net minimum
       lease
       payments..............................................            $39,807
                                                                         =======

  The amounts shown in the table above exclude: (i) expenses, primarily real estate taxes and insurance; and (ii) increased amounts, based on percentages of sales, which may be payable.

  Total rental expense was $14,477, $13,650 and $12,820 including percentage rents of $2,782, $2,888 and $2,872 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

(6) MARKETABLE SECURITIES

  Investments in marketable securities are carried as available-for-sale securities at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from income and are reported as a separate component of shareholders' equity until realized.

  During Fiscal 1995, the Company owned 1,047,500 shares of Younkers, Inc. ("Younkers") common stock (the "Younkers's Shares"). The market price for the Younkers's Shares closed at $24.00 per share on February 2, 1996. The Company recorded an unrealized gain of $6,940 before income taxes of $2,776 at February 3, 1996, on its original investment of $16,202. The Younkers's Shares were converted into 1,026,550 shares of Proffitt's, Inc. ("Proffitt's") common stock (the "Proffitt's Shares") pursuant to the merger of Younkers with Proffitt's on February 3, 1996. The investment is included in marketable securities at February 3, 1996. The Company abandoned its attempt to acquire Younkers in January 1996 and expensed related acquisition costs of $6,835, including legal fees, interest rate swap termination fees and other costs, at the time. During Fiscal 1996, the Company sold the Proffitt's Shares for $31,094 and realized a gain of $14,892.

  The Company held $23,353 par value of 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures"), which were carried at $10,850 in other assets at February 3, 1996. The Company carried an unrealized gain for the County Seat Debentures of $850 before income taxes of $340 at February 3, 1996. The Company wrote down its entire interest in the County Seat Debentures prior to County Seat Holdings, Inc. and its affiliates filing for bankruptcy protection in October, 1996.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

(7) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
Receivables Facility, 5.47% and 5.91% weighted average,
 respectively..........................................   $113,511     144,000
Working Capital Facility...............................        --          --
Mortgage notes and industrial revenue bonds, 7.38% to
 10.0%, due through 2004,
 collateralized by real property with a carrying value
 of $4,409.............................................      9,171      10,415
Capital lease obligations..............................     39,807      41,371
                                                          --------     -------
Total long-term debt...................................    162,489     195,786
Less current maturities of long-term debt..............      2,854       3,081
                                                          --------     -------
Long-term debt.........................................   $159,635     192,705
                                                          ========     =======

  Receivables Facility: GLCC, a single-purpose indirect subsidiary of CPS, has entered into agreements (collectively referred to as the "Receivables Facility") which permit GLCC to purchase credit card accounts receivable from CPS, CPSDS and NBGL (the "Sellers"), and to obtain loans from a group of lenders up to $216,000. GLCC pays for the receivables purchased with collections on the accounts receivable, cash proceeds from the loans, secured seller notes and unsecured subordinated notes issued to the Sellers.

  Borrowings under the Receivables Facility are secured by a security interest in the receivables acquired by GLCC and GLCC's rights under the related lender agreements. Borrowings are subject to a borrowing base formula based on an advance rate of eligible receivables, which produces an average net advance rate of 89%. A commitment fee of 0.3% per annum on the unused commitment is required under the Receivables Facility. The Receivables Facility expires July 1998. The assets of GLCC are not available to CPS or to any of its subsidiaries, or to any creditor of CPS or its subsidiaries.

  Working Capital Facility: The Revolving Credit and Guaranty Agreement ("WC Facility") provides for a maximum $150,000 availability, which is limited by a borrowing base formula based on inventory. The Company had no direct borrowings outstanding under the WC Facility during the years ended February 1, 1997 and February 3, 1996. In addition, the WC Facility has a $70,000 sublimit for letters of credit. The Company had approximately $17,000 in outstanding letters of credit as of February 1, 1997, which reduces the borrowings available under the WC Facility.

  The Company's obligations under the WC Facility are secured by a lien on inventory and any related general intangibles, all intercompany receivables from GLCC in connection with the Receivables Facility, and any residual interest in receivables, subject to any perfected interest of GLCC.

  Under the WC Facility, the interest rate spread charged on advances, the monthly commitment fees and the fees charged for outstanding letters of credit vary based on the Company's Debt-to-EBITDA ratio, as defined in the WC Facility. At February 1, 1997 advances under the WC Facility bear interest at either a floating rate equal to the prime rate, or 1.25% above reserve adjusted LIBOR. The Company pays a 0.25% per annum commitment fee on the unused portion of the WC Facility. The Company is subject to a 1.50% per annum fee on the outstanding letters of credit. The WC Facility expires May 1999.

  Covenants: Various debt agreements contain restrictive covenants, including limiting the ability to merge or make acquisitions, create liens or encumbrances, sell or dispose of assets, incur indebtedness, consent to debt amendments, or change businesses. In addition, the Company is subject to, among other things, a minimum fixed-charge coverage ratio, a maximum debt-to-equity ratio and a minimum net worth level. With respect to the receivables portfolio, covenants including net yield, payment rate, delinquency ratio, cash flow coverage and net write-offs must be satisfied. The debt agreements also contain certain events of default.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  Interest Rate Agreements: GLCC has 7% interest rate cap agreements for a notional amount of $200,000, which limit the Company's exposure to fluctuations in interest rates. At February 1, 1997 the carrying value of the agreements, net of an unrealized gain related to previously terminated floor agreements, was $2,648. The interest cap agreements had a fair value of $2,180 as of February 1, 1997. The agreements expire in 2000. Amounts paid to purchase these agreements are being amortized over the life of the agreement.

  No amounts, except up front payments, have been received or paid under these agreements as of February 1, 1997. Subsequent to February 1, 1997, the Company terminated the interest rate cap agreements for proceeds of $1,859. A new 8% interest rate cap agreement, with a notional amount of $200,000, was entered into in February 1997 for $890, which expires in 2000. Nonperformance by the counterparties to the cap agreement could expose the Company to additional interest costs with respect to the underlying debt.

  Other: Maturities of long-term debt, including the expiration of the Receivables Facility in 1998, for the next five fiscal years are as follows:
1997--$2,854; 1998--$116,461; 1999--$2,207; 2000--$624 and 2001--$662.

  Expense incurred in obtaining long-term debt is amortized over the life of the debt and is included in interest expense. Interest paid, net of amounts capitalized, was $15,152, $19,298 and $15,287 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

  Long-term debt approximates fair value primarily due to the floating rates in the agreements.

(8) SHAREHOLDERS' EQUITY

  Common Shares: CPS's Amended and Restated Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock, par value $.01 per share (the "Common Shares"). Shares issued exclude shares held by subsidiaries of CPS. The subsidiaries have agreed to vote their shares in the same proportions as all shares held by third parties. The Board of Directors may declare dividends if funds are legally available and if the Company is not otherwise contractually restricted from the payment of the dividends.

  Rights Agreement: On November 2, 1993, the Board of Directors of the Company declared a dividend of one right ("Right") issued pursuant to a Rights Agreement between the Company and a rights agent, for each outstanding Common Share to shareholders of record on November 16, 1993. The Rights may have anti-takeover effects.

  In general, each Right entitles the holder to purchase from the Company one Common Share at an exercise price of $40 per share, subject to adjustment, and will not become exercisable or transferable apart from the Common Share unless a person or group of affiliated persons (the "Acquiring Persons") has acquired, announces the intent to acquire, or commences a tender offer that would result in the Acquiring Persons ongoing beneficial ownership of 25% or more of the outstanding Common Shares. Thereafter, under certain circumstances, each holder of a Right will have the right to receive upon exercise (except those Rights held by Acquiring Persons) that number of Common Shares having a market value of two times the exercise price of the Rights. The Rights expire on November 16, 2003, unless exercised earlier by the holders or redeemed by the Company prior to becoming exercisable at a redemption price of $.01 per Right, subject to adjustment.

  Stock Option Plans: The Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans.

  Under the Company's 1993 Stock Incentive Plan, key employees may be granted nonqualified stock options or awarded shares of restricted stock. A maximum of 1,739,130 Common Shares may be issued under this plan. Twenty percent of the options are exercisable on the date of grant, with the remainder vesting over a four-year period. Nonqualified options expire ten years after the date of grant. The fair value of the shares granted in excess of the exercise price, if any, would be recognized as compensation expense over the vesting period.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  The Company's 1993 Directors' Stock Option Plan, which allowed each nonemployee director of the Company to receive a one-time grant of options to purchase 10,000 Common Shares was suspended during Fiscal 1995. In Fiscal 1996, in lieu of the cash payment of an annual director's fee, each nonemployee director was granted Common Shares pursuant to the Company's 1996 Directors' Stock Compensation Plan. Under the Directors' Stock Compensation Plan, each nonemployee director was granted 500 Common Shares for service on the Board from February 5, 1996 to May 30, 1996 and 1,500 Common Shares upon election to the Board on May 30, 1996 for service from May 30, 1996 through the Company's Annual Meeting to be held June 4, 1997. A maximum of 125,000 Common Shares are available for grants under the Director Stock Compensation Plan.

  A summary of stock options under the 1993 Stock Incentive Plan and Directors' Stock Option Plan is as follows:

                                             FISCAL YEAR ENDED
                          -----------------------------------------------------------
                           FEBRUARY 1, 1997    FEBRUARY 3, 1996    JANUARY 28, 1995
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                                     EXERCISE            EXERCISE            EXERCISE
                           OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding, beginning
 of year................  1,135,060   $12.20  1,076,500   $11.55    847,900   $10.25
Granted.................    169,850    24.57    139,400    17.01    266,000    15.53
Exercised...............    (74,250)   11.44    (35,200)   11.16    (23,960)   10.26
Forfeited...............    (50,880)   15.40    (45,640)   12.21    (13,440)   10.78
                          ---------   ------  ---------   ------  ---------   ------
Outstanding, end of
 year...................  1,179,780   $13.90  1,135,060   $12.20  1,076,500   $11.55
Options exercisable, end
 of year................    795,948             609,784             377,912
                          =========           =========           =========
Weighted average fair
 value of
 options granted during
 year...................  $   11.62           $    8.28
                          =========           =========

                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                            ------------------------------ --------------------
                                        WEIGHTED
                                         AVERAGE  WEIGHTED             WEIGHTED
                                        REMAINING AVERAGE              AVERAGE
                              NUMBER    CONTRACT  EXERCISE   NUMBER    EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING   LIFE     PRICE   OUTSTANDING  PRICE
------------------------    ----------- --------- -------- ----------- --------
$10.25 to 12.50............    715,200  6.78 yr.   $10.34    556,540    $10.37
$16.00 to 20.38............    301,980  7.56        16.55    207,120     16.56
$23.75 to 27.88............    162,600  9.23        24.59     32,288     24.60
                             ---------                       -------
Options at February 1,
 1997......................  1,179,780                       795,948
                             =========                       =======

  For the purposes of providing the pro forma information required under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in Fiscal 1996 and Fiscal 1995 respectively: dividend yield of 0.0% for both years; expected volatility of 31.84% and 31.09%; risk-free interest rates of 6.44% and 7.05%; and expected life of 7 years.

  If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant date for awards under those plans consistent with SFAS No. 123, the Company's net income would have been $39,264 in Fiscal 1996 and $64,295 in Fiscal 1995. Net income per share would have been $2.36 in 1996 and $3.73 in 1995.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  Share Repurchases: In January 1997, CPS's Board of Directors authorized the Company to purchase, in open-market or negotiated transactions, up to $20,000 of CPS's Common Shares over the next two years. The Company purchased and retired 517,000 Common Shares for $12,327 during the year ended February 1, 1997. In Fiscal 1995, the Company purchased and retired 110,900 Common Shares for $1,831.

  In March 1995, CPS acquired 3,000,000 of its Common Shares pursuant to an exchange offer in which each tendered Common Share was exchanged for $19 principal amount of a 13% subordinated note (the "Notes") issued by CPS. In October 1995, CPS redeemed, at par plus accrued interest, the principal amount of $17,000 of the Notes and in January 1996, CPS redeemed, at par plus accrued interest, the remaining $40,000 of the Notes. Deferred financing costs of $608 were incurred at the issuance of the Notes. The unamortized balance at redemption was written off.

(9) INCOME TAX EXPENSE

  The Company uses the asset and liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Income tax expense consists of the following:

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
   Current:
     Federal................................   $ 9,436      9,466       6,821
     State..................................     1,958      1,964       1,623
                                               -------     ------      ------
                                                11,394     11,430       8,444
                                               -------     ------      ------
   Deferred:
     Federal................................    12,180     26,168      20,240
     State..................................     2,526      5,429       4,817
                                               -------     ------      ------
                                                14,706     31,597      25,057
                                               -------     ------      ------
                                               $26,100     43,027      33,501
                                               =======     ======      ======
   Income taxes paid, net...................   $   227      1,969         539
                                               =======     ======      ======

  Income tax expense attributable to income before income taxes differs from that computed at the federal statutory rate of 35% as follows:

                                                     FISCAL YEAR ENDED
                                            -----------------------------------
                                            FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                               1997        1996        1995
                                            ----------- ----------- -----------
   Tax at statutory rate...................   $23,068     37,649      29,314
   State and local income taxes, net of
    federal tax benefit....................     2,915      4,805       4,187
   Other...................................       117        573         --
                                              -------     ------      ------
                                              $26,100     43,027      33,501
                                              =======     ======      ======

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        FEBRUARY 1, FEBRUARY 3,
                                                           1997        1996
                                                        ----------- -----------
Deferred tax assets:
  Allowance for doubtful receivables...................  $  3,932       3,756
  Excess tax over book basis of property, fixtures and
   equipment...........................................    31,123      35,014
  Employee benefits....................................    13,514      12,375
  Capital lease debt...................................    15,684      16,300
  Expense accruals.....................................     6,881       8,395
  Operating loss carryforwards.........................    50,274      54,529
  Other................................................     1,726       7,708
                                                         --------     -------
Gross deferred tax assets..............................   123,134     138,077
Less valuation allowance...............................   (64,567)    (80,567)
                                                         --------     -------
Net deferred tax assets................................    58,567      57,510
                                                         --------     -------
Deferred tax liabilities:
  Deferred gain........................................    (6,620)     (6,344)
  Other................................................    (2,118)     (6,491)
                                                         --------     -------
Gross deferred tax liabilities.........................    (8,738)    (12,835)
                                                         --------     -------
Net deferred tax assets................................  $ 49,829      44,675
                                                         ========     =======

  Current net deferred tax assets of $6,920 and $6,886 are included as other current assets in the consolidated balance sheets at February 1, 1997 and February 3, 1996, respectively.

  At February 1, 1997, the Company had $127,600 in federal and state tax net operating loss carryforwards which will expire between 2003 and 2008. The future utilization of these carryforwards is restricted under federal income tax change-in-ownership rules. Furthermore, a substantial portion of the carryforwards are attributable to CPS's and its affiliates' Chapter 11 cases and remain subject to examination by federal and state taxing authorities.

  The valuation allowance was reduced by $16,000 and $21,000 for the years ended February 1, 1997 and February 3, 1996, respectively, based upon management's reassessment of the realizability of the related deferred tax asset in future years. The tax benefit resulting from the reduction in the valuation allowance was credited directly to shareholders' equity. Any future reduction in the allowance existing at February 1, 1997, which pertains to P.A. Bergner & Co. Holding Company (the "Company's Predecessor") will be credited directly to shareholders' equity when recognized. The valuation allowance is attributable to deductible temporary differences and net operating loss carryforwards which are in excess of future expected taxable income and remain subject to examination by federal and state taxing authorities.

  The Company will need to generate future taxable income of $126,000 before the year 2008 in order to fully realize the net deferred tax assets recorded at February 1, 1997. Taxable income is expected to be generated in future years sufficient to realize the net deferred tax assets. The projected taxable income is of the appropriate character within the carryforward period available under the tax law. The Company believes it is more likely than not that the benefit of the net deferred tax assets will be realized.

  The Internal Revenue Service and various state taxing authorities have examined the Company's income tax returns for the years 1983 through 1990. Claims arising from those examinations have been settled, resulting in a tax benefit of $2,000, which was credited directly to shareholders' equity for the year ended February 3, 1996.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

(10) LICENSED DEPARTMENT SALES

  Sales from licensed departments of $90,320, $89,327 and $98,895 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively, are included in net sales.

(11) EMPLOYEE BENEFIT PLANS

  Defined Benefit Plan: The Company sponsors a noncontributory defined benefit pension plan. Pension cost is determined by an independent actuary. The Company's funding policy is to contribute annually to the plan an amount which does not exceed the maximum amount that can be deducted for federal income tax purposes. The plan covers substantially all employees who have attained a minimum age and number of hours of employment.

  Net pension cost (benefit) charged to operations was:

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
Service cost................................  $  5,326       4,535       5,713
Interest cost...............................     9,012       8,651       8,071
Return on assets............................   (17,144)    (26,029)      5,720
Net amortization and deferral...............     5,867      14,886     (15,671)
                                              --------     -------     -------
Net pension cost............................  $  3,061       2,043       3,833
                                              ========     =======     =======

  The following table sets forth the funded status of the defined benefit pension plan:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation............................   $117,689     117,907
  Nonvested benefit obligation.........................      2,437       4,127
                                                          --------     -------
Accumulated benefit obligation.........................    120,126     122,034
Excess of projected benefit obligation over accumulated
 benefit obligation....................................      5,489       5,770
                                                          --------     -------
Projected benefit obligation...........................    125,615     127,804
Plan assets at fair value..............................    131,076     127,869
                                                          --------     -------
Funded status..........................................      5,461          65
Unrecognized net loss (gain)...........................     (6,912)      1,582
Prior service cost not yet recognized in net periodic
 pension cost..........................................       (233)       (269)
                                                          --------     -------
Prepaid (accrued) pension cost classified in other
 assets (liabilities)..................................   $ (1,684)      1,378
                                                          ========     =======
Discount rate..........................................       7.75%       7.25%
Expected long-term rate of return on assets............       9.25%       9.25%
Average assumed rate of compensation increase..........       4.75%       4.50%
                                                          ========     =======

  Approximately 63% of the plan assets are invested in marketable equity securities, with the remainder invested in bonds.

  The plan assets at February 1, 1997 were based on a November 1, 1996 measurement date. The February 3, 1996 plan assets were based on a February 1, 1996 measurement date.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

  401(k) Plan: The Company sponsors a defined contribution plan covering employees who meet minimum service requirements and who elect to participate. Participant contributions are voluntary. The Company matches 50% of a participant's voluntary contribution, limited to 5% of the participant's annual salary. Additional Company contributions are at the discretion of the Board of Directors. The cost of the plan was approximately $2,071, $1,710 and $2,288 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. Participants can elect to invest up to 25% of their investment balance in a fund comprised of Common Shares. The Company has registered 750,000 Common Shares under this fund.

  Retiree Health Care Plans: The Company provides health care benefits for eligible employees who retired before February 2, 1997 with fifteen years of service. The plan is contributory with the Company providing a frozen annual credit of $72 per year of service for participants prior to age 65 and $24 per year of service for participants after age 65. A curtailment gain was recognized for the year ended February 3, 1996. Prior to February 1, 1993, the Company offered other retiree health care plans, which are contributory for retirees who were full-time employees of the Company, and certain plans limit the amount of future cost increases that will be payable by the Company. Cost sharing features include deductibles and co-payment provisions. The plans are unfunded.

  The following table presents the amounts recognized in the Company's consolidated balance sheets:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
Accumulated postretirement benefit obligation:
  Retirees.............................................    $ 9,619      7,922
  Fully eligible active plan participants..............      1,031        498
  Other active plan participants.......................        --       3,334
                                                           -------     ------
                                                            10,650     11,754
Unrecognized gain......................................      3,416      2,299
                                                           -------     ------
Accrued postretirement benefit cost classified in other
 liabilities...........................................    $14,066     14,053
                                                           =======     ======

  The components of postretirement benefit cost (gain) are as follows:

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
Service cost................................    $ --           301        434
Interest cost...............................      815        1,121      1,124
Net amortization and deferral...............     (112)        (161)       --
Curtailment gain............................      --       ( 2,900)       --
                                                -----      -------      -----
Postretirement benefit cost (gain)..........    $ 703       (1,639)     1,558
                                                =====      =======      =====

  The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9 percent for Fiscal 1996 and is assumed to decrease gradually to 5 percent by fiscal 2001 and remain level thereafter. Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of February 1, 1997 by $566 and the net postretirement benefit cost by $39 for the year ended February 1, 1997. The weighted-average discount rate used in the calculation was 7.75% and 7.25% at February 1, 1997 and February 3, 1996, respectively.

  Other Employee Benefits: The Company has contractual agreements with several current and former executives and other key management and operational employees related to incentive compensation, deferred

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES compensation, bonus, severance and supplemental retirement benefits. Charges related to these agreements were $4,185, $3,487 and $3,693 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

(12) MINNESOTA DISPOSITION

  In March 1995, the Company sold eight of its nine Minnesota stores (the "Minnesota Closed Stores") for net proceeds of $70,801. The sale involved store buildings and real estate, all of which, except for one ground lease, were owned and unencumbered. The assets sold had a carrying cost of $9,521 included in other current assets as of January 28, 1995. The Company separately liquidated all inventory, fixtures and accounts receivable related to the Minnesota Closed Stores. The Company recorded a gain on the sale of its Minnesota Closed Stores of $55,179, after closing costs, for the year ended February 3, 1996. Disposition costs at January 28, 1995 primarily included severance, which had been accrued under the Company's existing severance plans and other related costs. The Minnesota Closed Stores had sales of $24,987 and $138,055 for the years ended February 3, 1996 and January 28, 1995, respectively, which include higher than normal clearance sales in January and February 1995.

(13) SETTLEMENT OF REORGANIZATION PAYABLES

  The Company recognized $1,280, $725 and $18,300 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively, to reflect the favorable resolution of claims. CPS, most of its subsidiaries and its then parent corporation, P.A. Bergner & Co. Holding Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court") on August 23, 1991. On October 12, 1993 CPS, its affiliated debtors, and several of its creditors filed with the Bankruptcy Court a Fourth Amended Joint Plan of Reorganization (the "Plan of Reorganization") that was consummated on October 29, 1993. Management believes the Company has adequately provided for the resolution of all bankruptcy claims and other matters related to the Plan of Reorganization remaining at February 1, 1997.

(14) COMMITMENTS AND CONTINGENCIES

  In 1992, the Company commenced an adversary proceeding in the Bankruptcy Court against Bank One, Milwaukee, N.A. ("Bank One"). In the adversary proceeding, the Company alleges, among other things, that Bank One made an illegal setoff of $31,207 from the Company's Predecessor's account at Bank One in order to reimburse itself for a $31,207 payment Bank One made to Associated Merchandising Corporation ("AMC") under a letter of credit Bank One issued to AMC. In July 1995, the Bankruptcy Court granted the Company's motion for summary judgment in the amount of $37,565, plus costs, against Bank One. The Bankruptcy Court's ruling is currently being appealed by Bank One and the Company is appealing the Bankruptcy Court's denial of prejudgment interest. Bank One has asserted that the Company's recovery is subject to a 33% reduction in accordance with the distribution Bank One would receive as an unsecured creditor under the Plan of Reorganization. While the Company believes strongly in its causes of action, the ultimate outcome of this proceeding cannot be determined with certainty. In accordance with generally accepted accounting principles, no gain has been recognized in the accompanying consolidated financial statements.

  The Company remains contingently liable in connection with various lawsuits and claims arising in the normal course of business and certain businesses and operations which have been sold to unrelated parties. The Company has reserved for the possible liability and legal expenses that may result from several of these claims. Management believes that adequate provision has been made for these matters.

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

(15) QUARTERLY RESULTS (UNAUDITED)

                                               FISCAL QUARTER ENDED
                                    -------------------------------------------
                                     MAY 4,   AUGUST 3, NOVEMBER 2, FEBRUARY 1,
                                      1996      1996       1996        1997
                                    --------- --------- ----------- -----------
Net sales.......................... $236,769   224,986    266,238     374,833
Gross margin.......................   83,027    83,522     97,673     138,524
Settlement of reorganization
 payables..........................      --        --         --        1,280
Income from operations.............    7,662     7,979     12,634      52,005
Net income (loss)..................    9,686     2,780     (1,189)     28,533
                                    ========   =======    =======     =======
Net income (loss) per share:
  Primary.......................... $   0.58      0.17      (0.07)       1.73
  Fully diluted....................     0.57      0.17      (0.07)       1.73
                                    ========   =======    =======     =======
                                               FISCAL QUARTER ENDED
                                    -------------------------------------------
                                    APRIL 29, JULY 29,  OCTOBER 28, FEBRUARY 3,
                                      1995      1995       1995        1996
                                    --------- --------- ----------- -----------
Net sales.......................... $249,356   220,751    248,853     364,852
Gross margin.......................   79,671    80,229     89,290     134,187
Minnesota disposition gain.........   55,000       --         --          179
Settlement of reorganization
 payables..........................      --        --         --          725
Income from operations.............   61,104     9,339     11,062      50,872
Net income.........................   34,380     2,657      4,077      23,427
                                    ========   =======    =======     =======
Net income per share:
  Primary.......................... $   1.84      0.16       0.24        1.40
  Fully diluted....................     1.84      0.16       0.24        1.40
                                    ========   =======    =======     =======

                   CARSON PIRIE SCOTT & CO. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

      YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

                                          ADDITIONS
                                     -------------------
                          BALANCE AT CHARGED TO CHARGED             BALANCE AT
                          BEGINNING  COSTS AND  TO OTHER              END OF
       DESCRIPTION         OF YEAR    EXPENSES  ACCOUNTS DEDUCTIONS    YEAR
       -----------        ---------- ---------- -------- ---------- ----------
Allowance for losses in
 collection which is
 deducted on
 the balance sheet from
 accounts receivable:
  Year ended February 1,
   1997..................   $9,482     10,792     --       10,303     9,971
  Year ended February 3,
   1996..................    8,786     14,281     --       13,585     9,482
  Year ended January 28,
   1995..................    9,169      9,229     --        9,612     8,786

                 See accompanying independent auditors' report.

                               INDEX TO EXHIBITS

  Copies of documents listed below which are identified with an asterisk (*) have previously been filed with the Securities and Exchange Commission (the "Commission") as exhibits to registration statements or reports filed with the Commission and are incorporated into this Annual Report on Form 10-K by reference and made a part hereof. The exhibit number and the file number of each document previously filed and incorporated into this Annual Report on Form 10-K by reference are set forth below. Exhibits not identified with an asterisk (*) are filed with this Annual Report on Form 10-K.

                                                                      PAGE NO.
                                                                     OF EXHIBIT
                                                                         IN
                                                                     SEQUENTIAL
 EXHIBIT                                                             NUMBERING
 NUMBER                         DESCRIPTION                            SYSTEM
 -------                        -----------                          ----------
 *2.1    Plan of Reorganization (filed as Exhibit 2.1 to CPS's
         Registration Statement No. 33-67514 relating to the
         Common Shares (the "Common Shares Registration
         Statement")).
 *2.2    Stock Purchase Agreement, dated January 4, 1995, among
         CPS Department Stores, Inc. ("CPSDS"), CPS and Mervyn's
         (filed as Exhibit 2A to CPS's Current Report on Form 8-K
         filed with the Commission on March 20, 1995 (the "3/95
         Form 8-K")).
 *2.3    First Amendment to Stock Purchase Agreement, dated March
         6, 1995, among CPSDS, CPS and Mervyn's (filed as Exhibit
         2B to the 3/95 Form 8-K).
 *2.4    Transaction Agreement, dated January 2, 1996, among
         Proffitt's, Younkers and CPS (filed as Exhibit 1 to CPS's
         Current Report on Form 8-K filed with the Commission on
         January 5, 1996).
 *3.1    Amended and Restated Articles of Incorporation of CPS
         (filed as Exhibit 3.2 to the Common Shares Registration
         Statement).
 *3.2    Amended and Restated By-laws of CPS (filed as Exhibit 1
         to CPS's Current Report on Form 8-K filed with the
         Commission on April 8, 1996).
  4.1    Revolving Credit and Guaranty Agreement, dated as of May
         24, 1996 (the "Credit Agreement"), among CPS, certain of
         CPS's subsidiaries, the lenders named therein, ABN AMRO
         Bank N.V. ("ABN AMRO"), as agent, Dresdner Bank AG and
         The CIT Group/Business Credit, Inc., as co-agents (filed
         as Exhibit 10.2 to this Annual Report on Form 10-K).
 *4.2    Amended and Restated Receivables Purchase Agreement,
         dated as of July 22, 1994, among Great Lakes Credit Corp.
         ("GLCC") and the sellers named therein ("Amended and
         Restated Receivables Purchase Agreement") (filed as
         Exhibit 4.2 to CPS's Annual Report on Form 10-K for the
         Company's fiscal year ended January 28, 1995 ("CPS's 1994
         Form 10-K")).
 *4.3    Liquidity Agreement, dated as of July 22, 1994, by and
         between GLCC and ABN AMRO, as agent ("Liquidity
         Agreement") (filed as Exhibit 4.3 to CPS's 1994 Form
         10-K).
 *4.4    Rights Agreement dated as of November 2, 1993 between CPS
         and Harris Trust and Savings Bank (the "Rights
         Agreement") (filed as Exhibit 1 to CPS's Report on Form
         8-K filed with the Commission on November 8, 1993 (the
         "11/93 Form 8-K")).
 *4.5    Quorum Agreement, dated March 18, 1994, among CPS and its
         subsidiaries named therein (filed as Exhibit 4.5 to CPS's
         Annual Report on Form 10-K for the Company's fiscal year
         ended January 29, 1994 ("CPS's 1993 Form 10-K")).
 *4.6    Voting Agreement, dated October 29, 1993, among CPS and
         its subsidiaries named therein (filed as Exhibit 4.6 to
         CPS's 1993 Form 10-K).
 *4.7    Registration Rights Exhibit (filed as Exhibit 2.1 to the
         Common Shares Registration Statement).

                                                                      PAGE NO.
                                                                     OF EXHIBIT
                                                                         IN
                                                                     SEQUENTIAL
 EXHIBIT                                                             NUMBERING
 NUMBER                         DESCRIPTION                            SYSTEM
 -------                        -----------                          ----------
 *10.1   Amended and Restated Receivables Purchase Agreement
         (filed as Exhibit 4.2 to CPS's 1994 Form 10-K).
 *10.1A  First Amendment to Amended and Restated Receivables
         Purchase Agreement, dated as of February 2, 1996 (filed
         as Exhibit 10.1A to CPS's Annual Report on Form 10-K for
         the Company's fiscal year ending February 3, 1996 ("CPS's
         1995 Form 10-K")).
  10.2   Credit Agreement.
 *10.3   Liquidity Agreement (filed as Exhibit 4.3 to CPS's 1994
         Form 10-K).
 *10.3A  First Amendment to Liquidity Agreement, dated as of
         February 2, 1996 (filed as Exhibit 10.3A to CPS's 1995
         Form 10-K).
 *10.4   Carson Pirie Scott & Co. Supplemental Executive
         Retirement Plan (filed as Exhibit 10.11 to the Common
         Shares Registration Statement).
 *10.5   Carson Pirie Scott & Co. Incentive Compensation Plan
         (filed as Exhibit 10.12 to the Common Shares Registration
         Statement).
 *10.6   Carson Pirie Scott & Co. Deferred Compensation Plan
         (filed as Exhibit 10.6 to CPS's 1994 Form 10-K).
  10.7   Executive Bonus Plan dated April 27, 1994.
  10.8   Form of Severance Agreements.
 *10.9   Carson Pirie Scott & Co. 1993 Director's Stock Option
         Plan (filed as Exhibit 10.9 to CPS's 1993 Form 10-K).
 *10.10  Employment Agreement between CPS and Stanton J.
         Bluestone, dated March 25, 1996 (the "Bluestone
         Employment Agreement") (filed as Exhibit 10.11 to CPS's
         1995 Form 10-K).
 *10.11  Employment Agreement between CPS and Michael R.
         MacDonald, dated as of March 25, 1996 (the "MacDonald
         Employment Agreement") (filed as Exhibit 10.12 to CPS's
         1995 Form 10-K).
 *10.12  The Rights Agreement (filed as Exhibit 1 to the 11/93
         Form 8-K).
 *10.13  Carson Pirie Scott & Co. 1996 Directors' Stock
         Compensation Plan (the "Director Stock Plan") (filed as
         Exhibit 10.14 to CPS's 1995 Form 10-K).
 *10.14  Waiver to the MacDonald Employment Agreement, dated as of
         March 25, 1996 (filed as Exhibit 10.15 to CPS's 1995 Form
         10-K).
  10.15  Waiver to the MacDonald Employment agreement, dated as of
         March 26, 1997.
  10.16  Waivers by 1997 nonemployee director nominees with
         respect to the Director Stock Plan.
  10.17  Carson Pirie Scott & Co. 1997 Senior Executive Bonus
         Plan.
  10.18  Carson Pirie Scott & Co. 1993 Stock Incentive Plan as
         Amended and Restated as of March 19, 1997.
  10.19  Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan.
  11.1   Computation of Per Share Earnings.
  18.1   Letter from KPMG Peat Marwick LLP regarding change in
         accounting principle.
  21.1   List of Subsidiaries of CPS.
  23.1   Consent of KPMG Peat Marwick LLP.
  24.1   Powers of Attorney.
  27.1   Financial Data Schedule.