Form 10-Q
period 1997-05-03
CARSON PIRIE SCOTT & CO /IL/
filed 1997-06-13
CIK 910723

FORM 10-Q               EXHIBIT INDEX
                                                               ON PAGE 11

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 1997

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

                                  414-347-4141
              (Registrant's telephone number, including area code)
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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
Yes X No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 5, 1997:

   Common Stock, $.01 par value    15,870,948  shares, exclusive
                                   of 21,555,068 shares held by
                                   subsidiaries of the registrant

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of May 3, 1997
(Unaudited)
(dollars in thousands)
                                     May 3,      February 1,
Assets                               1997        1997
--------------------                -------      -----------
Current assets:
  Cash and cash equivalents     $    23,070          20,618
  Accounts receivable, net          252,828         267,433
  Merchandise inventories           204,971         190,646
  Other current assets               19,649          16,265
                                    -------         -------
Total current assets                500,518         494,962

Property, fixtures and
  equipment, net                    183,388         174,260
Net deferred tax assets              44,806          42,909
Other assets                         11,023          11,916
                                    -------         -------
                                $   739,735         724,047
                                    =======         =======

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $     2,867           2,854
  Accounts payable                   76,243          58,178
  Accrued expenses                  101,257          96,978
                                    -------         -------
Total current liabilities           180,367         158,010

Long-term debt,
  less current maturities           153,263         159,635
Other liabilities                    47,866          47,585
                                    -------         -------

Total liabilities                   381,496         365,230
                                    -------         -------
Shareholders' equity:
  Common stock                          159             159
  Paid-in capital                   173,694         176,954
  Unamortized stock compensation        (98)           (167)
  Unrealized gain on investments        100              96
  Retained earnings                 184,384         181,775
                                    -------         -------
Total shareholders' equity          358,239         358,817
                                    -------         -------
                                $   739,735         724,047
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended May 3, 1997 and May 4, 1996
(Unaudited)
(dollars in thousands, except per share amounts)

                                     Three months ended
                                   -----------------------
                                    May 3,         May 4,
                                    1997           1996
                                   --------        -------

Net sales                       $   258,134        236,769
Cost of sales                      (167,755)      (153,742)
Selling, general and
   administrative expenses          (76,292)       (71,240)
Depreciation, amortization
   and other                         (5,504)        (4,125)
                                    --------       --------

Income from operations                8,583          7,662
Interest expense, net                (4,263)        (3,744)
Gain on sale of
   marketable securities, net            -          14,892
Other expense                            -          (2,827)
                                    --------       --------
Income before income taxes            4,320         15,983
Income tax expense                   (1,711)        (6,297)
                                    --------       --------
Net income                       $    2,609          9,686
                                    ========       ========

Primary net income
   per share                     $     0.16           0.58
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,509,604     16,800,488
                                 ===========    ===========


See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended May 3, 1997 and May 4, 1996
(Unaudited)
(dollars in thousands)

                                         Three months ended
                                      ------------------------
                                       May 3,          May 4,
                                       1997            1996
                                      -------          -------
Net cash provided by
  operating activities             $  25,362           15,900
                                      -------          -------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities                100           31,094
  Purchases of property
    and equipment                    (14,285)         (12,720)
  Proceeds from disposition
    of assets                             -               603
                                      -------         --------
Net cash provided (used) by
    investing activities             (14,185)          18,977
                                      -------         --------
Cash flows from financing activities:
  Stock options exercised              1,257              197
  Repurchase of common stock          (4,516)          (3,383)
  Repayments of long-term
    debt and other obligations          (724)            (639)
  Net repayments under
    receivables facility              (5,711)         (37,000)
  Debt issuance costs and other          969           (4,344)
                                      -------          -------
Net cash used by
   financing activities               (8,725)         (45,169)
                                     --------          -------
Net increase (decrease) in
  cash and cash equivalents            2,452          (10,292)

Cash and cash equivalents at
  beginning of the period             20,618           44,384
                                     -------          --------
Cash and cash equivalents
  at end of the period            $   23,070           34,092
                                     =======          ========



See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 1997
(Unaudited)


(1)  The Company

Carson Pirie Scott & Co.(CPS) and its subsidiaries (together, the Company) operate 52 traditional department stores and four furniture stores which are located in Illinois, Wisconsin, Indiana and Minnesota.

(2)  Opinion of Management

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary to present fairly the Company's consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed in CPS's annual report on Form 10-K for the year ended February 1, 1997.

The results of operations for the three months ended May 3, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the retail industry.

(3)  Year 2000 Information System Preparation Costs

The  Company  records  year  2000  information   system   preparation  costs  in
depreciation, amortization and other expense. The Company anticipates these costs will be approximately $2.0 million in 1997, of which $0.6 million was recorded for the quarter.

(4)  Share Repurchases

During the three months ended May 3, 1997, the Company repurchased 150,000 shares of its common stock for $4.5 million under its $20.0 million buyback program.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

Comparison of the three months ended May 3, 1997 and May 4, 1996

Net sales. Net sales were $258.1 million for the three months ended May 3, 1997 as compared to $236.8 million for the three months ended May 4, 1996, an increase of $21.3 million or 9.0%. The net sales increase was due to new store openings and a 4.0% comparable store sales increase. The Company opened department store locations at the Cherryvale Mall located in Rockford, Illinois in June 1996, and at the Fox Valley Mall located in Aurora, Illinois in October 1996. In addition, the Company opened a freestanding furniture location in Brookfield, Wisconsin in October, 1996. The sales increase for the quarter was broad-based encompassing most merchandise categories.

Gross margin. Gross margin was $90.4 million for the 1997 three-month period versus $83.0 million for the 1996 three-month period, an increase of $7.4 million or 8.9%. Gross margin as a percentage of net sales was 35.0% for the 1997 three-month period compared to 35.1% for the comparable prior period. The increase in gross margin dollars was attributable to the increase in net sales.

Selling, general and administrative expenses. Selling, general and administrative expenses were $76.3 million for the 1997 three-month period versus $71.2 million for the 1996 three-month period, an increase of $5.1 million or 7.2%. Selling, general and administrative expenses as a percentage of sales were 29.6% and 30.1% for the quarters ended May 3, 1997 and May 4, 1996, respectively. The dollar increase in expenses was primarily due to costs associated with new stores. The decrease in rate resulted from expense controls, higher finance charge income and the spreading of fixed expenses across a larger sales base.

Depreciation, amortization and other. Depreciation, amortization and other expense increased to $5.5 million for the three months ended May 3, 1997 from $4.1 million for the three months ended May 4, 1996. Depreciation expense increased $1.0 million for the 1997 period as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations. The Company recorded $0.6 million in year 2000 information system preparation costs as other expense for the quarter.

Interest expense, net. Interest expense, net increased to $4.3 million for the three-month period ended May 3, 1997 as compared to $3.7 million for the three-month period ended May 4, 1996. The increase was due primarily to the absence of interest income in 1997 from the Company's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holding, Inc., which were written down to zero in the third quarter of 1996 and subsequently sold in the first quarter of 1997.

Gain on marketable securities, net. During the three months ended May 4, 1996, the Company sold 1,026,550 shares of Proffitt's, Inc. common stock for $31.1 million and realized a gain of $14.9 million.

Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation during the three months ended May 4, 1996.

Income tax expense. Income tax expense for the three months ended May 3, 1997 and May 4, 1996 was $1.7 million and $6.3 million respectively, resulting in effective income tax rates of 39.6% and 39.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position on May 3, 1997 totaled $23.1 million and outstanding debt totaled $156.1 million, resulting in a net debt position (Net Debt) of $133.0 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the three months ended May 3, 1997, Net Debt declined $8.9 million, which is primarily due to net cash provided by operations, offset by expenditures under the Company's capital expenditure program and CPS's repurchase of its common stock.

National Bank of the Great Lakes (NBGL), the Company's wholly owned subsidiary, extends credit to the Company's customers through the NBGL credit card program. The NBGL credit card program is subject to economic and competitive factors, many of which are beyond the Company's control, that may materially affect the future profitability of the NBGL credit card program.

Among these factors are increasing competition from third party cards, which has negatively affected the percentage of net sales transacted on the NBGL credit card. The percentage of net sales transacted on NBGL credit cards declined 3.4 percentage points for the three months ended May 3, 1997 compared to the three months ended May 4, 1996 and may continue to decline. Despite this decrease in penetration, NBGL generated an additional $1.4 million in finance charge income during the quarter on its credit card portfolio due to higher average balances. Another factor is the increasing number of personal bankruptcy filings by holders of NBGL's credit cards, which may continue to increase. NBGL write-offs related to customer bankruptcy filings increased from $0.9 million for the three months ended May 4, 1996 to $1.4 million for the three months ended May 3, 1997. However, NBGL's net write-offs for the quarter declined $0.2 million as lower write-offs for aging of accounts offset the increase in bankruptcy write-offs. These factors and others could materially affect the profitability of the NBGL credit operation.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $200.0 million under a receivables facility. As of May 3, 1997, borrowings under the receivables facility totaled $107.8 million. In addition, the Company has the right to borrow, subject to certain limitations, up to $150.0 million under a working capital facility. The working capital facility had outstanding letters of credit for $19.4 million as of May 3, 1997, which reduce availability. No cash borrowings were outstanding under the working capital facility during the three months ended May 3, 1997. In May 1997, after the end of the quarter, the receivables and working capital facilities were amended. The working capital facility was amended to reduce fees and extend the maturity of the facility to June 2000. The receivables facility was amended to reduce fees, extend the maturity of $125.0 million of the facility to June 2000 and adjust the maturity on the remaining $75.0 million of the facility to May 1998.

In fiscal 1997, the Company anticipates spending $60 million for capital expenditures which will be allocated as follows: store programs of $46 million which includes the completion of five store renovations, and the purchase of one store in February 1997 that was previously leased by the Company; technology programs of $4 million; and other programs of $10 million.

As of February 1, 1997,  the  Company had federal and state net  operating  loss
(NOL) carryforwards of approximately $128 million. Although subject to limitation, the future utilization of the NOL carryforwards and other tax benefits will enable the Company to reduce its cash requirements for income tax payments in the next several fiscal years from that which would otherwise be payable.

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

For the year ending January 31, 1998, or fiscal 1997, the Company will adopt the Financial Accounting Standards Board's Statement of Financial Standards No. 128, "Earnings per Share" (SFAS No. 128), which specifies changes in the computation, presentation and disclosure requirements of earnings per share information. The Company does not believe the adoption of SFAS No. 128 will have a material impact on its annual earnings per share calculation.


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

                           Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------
       (a)     Exhibits
               ----------
       See Exhibit Index on page 11 of this Quarterly Report on Form 10-Q.

       (b)    Reports on Form 8-K
               --------------------------
       The following reports on Forms 8-K were filed on the dates indicated below during the quarter ended May 3, 1997:




        March 10, 1997    Reported under Item 5 the Company's earnings
                          for the fourth quarter and the fiscal year ended
                          February 1, 1997.














                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: June 13, 1997

                        Carson Pirie Scott & Co.

                        /s/ David J. Biese
                        ----------------------------
                        David J. Biese
                        Vice President, Controller
                        (chief accounting officer and
                        authorized officer)

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


Exhibit                                        Sequential Page
Number                 Description             Numbers
---------              ---------------         --------------

11.1                   Computation of
                       Per Share Earnings.          12

27                     Financial Data Schedule.     13