Form 10-Q
period 1997-08-02
CARSON PIRIE SCOTT & CO /IL/
filed 1997-09-15
CIK 910723

FORM 10-Q               EXHIBIT INDEX ON
                                                            PAGE 15

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 1997
                                       OR

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

 Yes X     No

    Number of shares outstanding of each of the issuer's classes of common stock, as of September 5, 1997:

        Common Stock, $.01 par value 15,801,298 shares, exclusive of 21,555,068 shares held by subsidiaries of the registrant

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of August 2, 1997
(Unaudited)
(dollars in thousands)
                                    August 2,    February 1,
Assets                              1997         1997
--------------------                --------     -----------
Current assets:
  Cash and cash equivalents     $    17,887          20,618
  Accounts receivable, net          237,398         267,433
  Merchandise inventories           198,502         190,646
  Other current assets               19,630          16,265
                                   --------       ---------
Total current assets                473,417         494,962

Property, fixtures and
  equipment, net                    190,220         174,260
Net deferred tax assets              39,095          42,909
Other assets                         10,785          11,916
                                  ---------       ---------
                               $    713,517         724,047
                                  =========       ==========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $     2,765           2,854
  Accounts payable                   66,903          58,178
  Accrued expenses                   96,161          96,978
                                    -------         -------
Total current liabilities           165,829         158,010

Long-term debt,
  less current maturities           139,825         159,635
Other liabilities                    49,989          47,585
                                    -------         -------

Total liabilities                   355,643         365,230
                                    -------         -------
Shareholders' equity:
  Common stock                          158             159
  Paid-in capital                   171,616         176,954
  Unamortized stock compensation        (28)           (167)
  Unrealized gain on investments        118              96
  Retained earnings                 186,010         181,775
                                    -------         -------
Total shareholders' equity          357,874         358,817
                                    -------         -------
                                $   713,517         724,047
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended August 2, 1997 and August 3, 1996
(Unaudited)
(dollars in thousands, except per share amounts)

                                    Three months ended
                                  ----------------------
                                   August 2,     August 3,
                                   1997          1996
                                   --------      ---------

Net sales                       $   243,765        224,986
Cost of sales                      (154,268)      (141,464)
Selling, general and
   administrative expenses          (74,192)       (71,470)
Depreciation and amortization        (5,003)        (4,031)
Other expense                        (3,554)           (42)
                                     -------       --------

Income from operations                6,748          7,979
Interest expense, net                (4,055)        (3,391)
                                    --------       --------
Income before income taxes            2,693          4,588
Income tax expense                   (1,066)        (1,808)
                                    --------       --------
Net income                       $    1,627          2,780
                                    ========       ========

Primary net income
   per share                     $     0.10           0.17
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,447,657     16,782,011
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Six months ended August 2, 1997 and August 3, 1996
(Unaudited)
(dollars in thousands, except per share amounts)

                                     Six months ended
                                  ----------------------
                                   August 2,     August 3,
                                   1997          1996
                                   --------      ---------

Net sales                       $   501,899        461,755
Cost of sales                      (322,023)      (295,206)
Selling, general and
   administrative expenses         (150,484)      (142,710)
Depreciation and amortization       (10,050)        (8,063)
Other expense                        (4,011)          (135)
                                     -------        -------

Income from operations               15,331         15,641
Interest expense, net                (8,318)        (7,135)
Gain on sale of
   marketable securities                -           14,892
Other expense                           -           (2,827)
                                    --------        -------
Income before income taxes            7,013         20,571
Income tax expense                   (2,777)        (8,105)
                                    --------       --------
Net income                       $    4,236         12,466
                                    ========       ========

Primary net income
   per share                     $     0.26           0.74
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares             16,478,631     16,791,250
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended August 2, 1997 and August 3, 1996
(Unaudited)
(dollars in thousands)
                                         Six months ended
                                       -----------------------
                                       August 2,     August 3,
                                       1997          1996
                                       --------      ---------
Net cash provided by
  operating activities            $     50,992         35,619
                                        -------        ------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities                  100         31,094
  Purchases of property
    and equipment                      (27,556)       (27,243)
  Proceeds from disposition
    of assets                               -             603
                                        -------       -------
Net cash provided (used) by
    investing activities               (27,456)         4,454
                                        -------       -------
Cash flows from financing activities:
  Stock options exercised                1,909            481
  Repurchase of common stock            (7,445)        (7,366)
  Repayments of long-term
    debt and other obligations          (1,489)        (1,713)
  Net repayments under
    receivables facility               (20,211)       (45,000)
  Debt issuance costs and other            969         (4,913)
                                        -------        -------
Net cash used by
   financing activities                (26,267)       (58,511)
                                       --------        -------
Net decrease in cash
   and cash equivalents                 (2,731)       (18,438)

Cash and cash equivalents at
  beginning of the period               20,618         44,384
                                       -------        -------
Cash and cash equivalents
  at end of the period            $     17,887         25,946
                                       =======        =======



See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 1997
(Unaudited)

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

The results of operations for the six months ended August 2, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the retail industry.

(3)   Derivative Financial Instruments

Interest rate cap agreements are used by the Company in the management of its interest rate risk. The net amounts paid under interest rate cap agreements designated as hedges are capitalized and recognized over the life of the underlying debt agreements, as an adjustment to interest expense. When applicable, the related amounts receivable from the counter - parties are included in other current assets. The Company deferred gains and losses related to various hedged interest rate derivative financial instrument agreements since the underlying debt was outstanding.

(4)  Year 2000 Information System Preparation Costs

The Company previously disclosed on a Form 8-K dated June 30, 1997 filed with the Securities and Exchange Commission that the Company entered into a lease agreement to upgrade its mainframe computer system processor. The new processor provides the Company with increased capacity that is necessary for the Company to operate its existing systems and simultaneously test year 2000 information system upgrades. The terminated lease was recorded by the Company as a capital lease and the $3.1 million undepreciated asset value was written down to zero.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 1997
(Unaudited)

The Company records year 2000 information system preparation costs in other expense. The Company anticipates these costs will be approximately $5.1 million in 1997, of which $4.3 million was recorded for the six months ended August 2, 1997. The Company estimated in its first quarter 10-Q that year 2000 costs would be approximately $2.0 million in 1997. The estimate increased to $5.1 million to reflect the lease termination.

(5)  Share Repurchases

During the six months  ended  August 2, 1997,  the Company  repurchased  244,300 shares of its common stock for $7.4 million under its $20.0 million buyback program.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations

Comparison of the three months ended August 2, 1997 and August 3, 1996

Net sales. Net sales were $243.8 million for the three months ended August 2, 1997 as compared to $225.0 million for the three months ended August 3, 1996, an increase of $18.8 million or 8.3%. The net sales increase was due to new store openings, offset slightly by the closing of one underperforming location, and a 5.5% comparable store sales increase. The Company opened department store locations at the Cherryvale Mall located in Rockford, Illinois in June 1996 and at the Fox Valley Mall located in Aurora, Illinois in October 1996. In addition, the Company opened a freestanding furniture location in Brookfield, Wisconsin in October, 1996. The 5.5% comparable store sales increase for the quarter was broad-based encompassing most merchandise categories.

Gross margin. Gross margin was $89.5 million for the 1997 three-month period versus $83.5 million for the 1996 three-month period, an increase of $6.0 million or 7.2%. Gross margin as a percentage of net sales was 36.7% for the 1997 three-month period compared to 37.1% for the comparable prior period. The margin rate decrease was primarily due to the mix of merchandise sold and a higher level of markdowns.

Selling, general and administrative expenses. Selling, general and administrative expenses were $74.2 million for the 1997 three-month period versus $71.5 million for the 1996 three-month period, an increase of $2.7 million or 3.8%. Selling, general and administrative expenses as a percentage of sales were 30.4% and 31.8% for the quarters ended August 2, 1997 and August 3, 1996, respectively. The decrease in rate resulted primarily from the controlling of fixed expenses, which were distributed over a larger sales base in the current period.

Depreciation and amortization. Depreciation and amortization increased to $5.0 million for the three months ended August 2, 1997 from $4.0 million for the three months ended August 3, 1996. Depreciation expense increased $1.0 million for the 1997 period as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations.

Other expense. The Company recorded $3.7 million in year 2000 information system preparation costs for the quarter ended August 2, 1997, which includes the write-down of the terminated lease described in Note 4 to the Consolidated Financial Statements.

Interest expense, net. Interest expense, net increased to $4.1 million for the three-month period ended August 2, 1997 as compared to $3.4 million for the three-month period ended August 3, 1996. The increase was due primarily to the absence of interest income in 1997 from the Company's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc., which were written down to zero in the third quarter of 1996 and subsequently sold in the first quarter of 1997.

Income tax expense. Income tax expense for the three months ended August 2, 1997 and August 3, 1996 was $1.1 million and $1.8 million, respectively, resulting in effective income tax rates of 39.6% and 39.4%, respectively. These rates differ from the federal statutory rate of 35.0% due primarily to state and local income taxes.

Comparison of the six months ended August 2, 1997 and August 3, 1996

Net sales. Net sales were $501.9 million for the six months ended August 2, 1997 as compared to $461.8 million for the six months ended August 3, 1996, a increase of $40.1 million or 8.7%. The net sales increase was due to new store openings, offset slightly by the closing of one underperforming location, and a 4.7% comparable store sales increase. The Company opened department store locations at the Cherryvale Mall located in Rockford, Illinois in June 1996 and at the Fox Valley Mall located in Aurora, Illinois in October 1996. In addition, the Company opened a freestanding furniture location in Brookfield, Wisconsin in October, 1996. The 4.7% comparable store sales increase was broad-based encompassing most merchandise categories.

Gross margin. Gross margin was $179.9 million for the 1997 six-month period versus $166.5 million for the 1996 six-month period, an increase of $13.4 million or 8.0%. Gross margin as a percentage of net sales was 35.8% for the 1997 six-month period compared to 36.1% for the comparable prior period. The gross margin rate decrease was primarily due to the mix of merchandise sold and higher markdowns in the second quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses were $150.5 million for the 1997 six-month period versus $142.7 million for the 1996 six-month period, an increase of $7.8 million or 5.4%. Selling, general and administrative expenses as a percentage of sales were 30.0% and 30.9% for the six months ended August 2, 1997 and August 3, 1996, respectively. The increase in expense dollars was primarily due to costs associated with new stores, higher wage rates and higher bad debt more than offset by finance charge income. The decrease in rate resulted primarily from the controlling of fixed expenses, which were distributed over a larger sales base in the current period.

Depreciation and amortization. Depreciation and amortization increased to $10.1 million for the six months ended August 2, 1997 from $8.1 million for the six months ended August 3, 1996. Depreciation expense increased $2.0 million for the 1997 period as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations.

Other expense. The Company recorded $4.3 million in year 2000 information system preparation costs for the six months ended August 2, 1997, which includes the write-down of the terminated lease described in Note 4 of the Consolidated Financial Statements.

Interest expense, net. Interest expense, net increased to $8.3 million for the six-month period ended August 2, 1997 as compared to $7.1 million for the six-month period ended August 3, 1996. The increase was due primarily to the absence of interest income in 1997 from the Company's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc., which were written down to zero in the third quarter of 1996 and subsequently sold in the first quarter of 1997.

Gain on sale of marketable securities. During the six months ended August 3, 1996, the Company sold 1,026,550 shares of Proffitt's, Inc. common stock for $31.1 million and realized a gain of $14.9 million.

Other expense. The Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation during the six months ended August 3, 1996.

Income tax expense. Income tax expense for the six months ended August 2, 1997 and August 3, 1996 was $2.8 million and $8.1 million, respectively, resulting in effective income tax rates of 39.6% and 39.4%, respectively. These rates differ from the federal statutory rate of 35.0% due primarily to state and local income taxes.

Liquidity and Capital Resources

The Company's cash and cash equivalents position on August 2, 1997 totaled $17.9 million and outstanding debt totaled $142.6 million, resulting in a net debt position (Net Debt) of $124.7 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the six months ended August 2, 1997, Net Debt declined $17.2 million, which is primarily due to net cash provided by operations, offset by expenditures under the Company's capital expenditure program and repurchases of common stock under the CPS buyback program.

National Bank of the Great Lakes (NBGL), the Company's wholly owned subsidiary, extends credit to the Company's customers through the NBGL credit card program. The NBGL credit card program is subject to economic and competitive factors, many of which are beyond the Company's control, that may materially affect the future profitability of the NBGL credit card program.

Among these factors are increasing competition from third party cards, which has negatively affected the percentage of net sales transacted on the NBGL credit card. The percentage of net sales transacted on NBGL credit cards declined approximately 3.2 percentage points for the six months ended August 2, 1997 compared to the six months ended August 3, 1996 and may continue to decline. Despite this decrease in penetration, NBGL generated an additional $2.9 million in finance charge income during the six months ended August 2, 1997 on its credit card portfolio due to higher average balances. Another factor is the increasing number of personal bankruptcy filings by holders of NBGL's credit cards, which may continue to increase. NBGL write-offs related to customer bankruptcy filings increased from $1.8 million for the six months ended August 3, 1996 to $2.6 million for the six months ended August 2, 1997. These factors and others could materially affect the profitability of the NBGL credit operations.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $216.0 million under a receivables facility. As of August 2, 1997, borrowings under the receivables facility totaled $93.3 million. In addition, the Company has the right to borrow, subject to certain limitations, up to $150.0 million under a working capital facility. The working capital facility had outstanding letters of credit for $18.9 million as of August 2, 1997, which reduce availability. No cash borrowings were outstanding under the working capital facility during the six months ended August 2, 1997. In May 1997, the receivables and working capital facilities were amended. The working capital facility was amended to reduce fees and extend the maturity of the facility to June 2000. The receivables facility was amended to reduce fees, extend the maturity of $125.0 million of the facility to June 2000 and adjust the maturity on the remaining $75.0 million of the facility to May 1998. The remaining $16.0 million commitment under the receivables facility matures in June 2000.

In fiscal 1997, the Company anticipates spending $60 million for capital expenditures which will be allocated as follows: store programs of $46 million which includes the completion of five store renovations, and the purchase of one store in February 1997 that was previously leased by the Company; technology programs of $4 million and other programs of $10 million.

As of February 1, 1997,  the  Company had federal and state net  operating  loss
(NOL) carryforwards of approximately $128 million. Although subject to certain limitations, the future utilization of the NOL carryforwards and other tax benefits will enable the Company to reduce its cash requirements for income tax payments in the next several fiscal years from that which would otherwise be payable.

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

For the year ending January 31, 1998, or fiscal 1997, the Company will adopt the Financial Accounting Standards Board's (FASB) Statement of Financial Standards No. 128, "Earnings per Share" (SFAS No. 128), which specifies changes in the computation, presentation and disclosure requirements of earnings per share information. The Company does not believe the adoption of SFAS No. 128 will have a material impact on its annual earnings per share calculation.

For the year ending January 30, 1999, or fiscal 1998, the Company will adopt the FASB's Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In addition, in fiscal 1998, the Company will adopt FASB's Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and related disclosures to shareholders.

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

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held an annual meeting of shareholders on June 4, 1997 for the following purposes:

        Item 1:  To elect seven directors;

        Item 2:  To approve the 1997 Senior Executive Bonus Plan;

        Item 3: To approve the 1993 Stock Incentive Plan, as amended and restated as of March 19, 1997; and

        Item 4: To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending January 31, 1998.

        The number of votes cast for and withheld for each nominee for the Company's Board of Directors were as follows:

                                      FOR             WITHHELD

Stanton J. Bluestone                  14,421,843      379,556

John W. Burden III                    14,421,843      379,556

Mark Dickstein                        14,421,843      379,556

Chaim Y. Edelstein                    14,421,843      379,556

William I. Jenkins                    14,421,843      379,556

Mark L. Kaufman                       14,421,843      379,556

Michael R. MacDonald                  14,421,843      379,556


        The number of votes cast for, against, abstain, and nonvote for Items 2, 3 and 4 were as follows:

                 FOR            AGAINST      ABSTAIN     NONVOTE

Item 2           14,511,614      242,845      4,840       42,100

Item 3           11,380,381    3,401,754      6,334       12,930

Item 4           14,796,389        4,015        995            0

Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------
       (a)     Exhibits
               ----------
       See Exhibit Index on page 15 of this Quarterly Report on Form 10-Q.

        (b)    Reports on Form 8-K
               --------------------------
       The following reports on Form 8-K were filed on the dates indicated below during the quarter ended August 2, 1997:

       May 16, 1997     Reported  under Item 5 the Company's  earnings
                        for the first quarter.

       June 30, 1997    Reported under Item 5 the Company's agreement
                        to upgrade its mainframe computer system processor and the write-down to zero of the undepreciated asset value of the capital lease for the existing processor.












                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: September 15, 1997

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


Exhibit                                                        Sequential Page
Number                 Description                                 Numbers
---------              ---------------                         ---------------

10.1B                  Second Amendment of Amended and Restated
                       Receivables Purchase Agreement, dated
                       as of May 15, 1997.

10.2A                  First Amendment to Revolving Credit
                       and Guaranty Agreement, dated as of
                       May 15, 1997.

10.3B Second Amendment of Liquidity Agreement, dated as of May 15, 1997.

10.3C                  Third Amendment of Liquidity Agreement,
                       dated as of July 2, 1997.

11.1                   Computation of Per Share Earnings.

27                     Financial Data Schedule.