Form 10-Q
period 1997-11-01
CARSON PIRIE SCOTT & CO /IL/
filed 1997-12-16
CIK 910723

                                     FORM 10-Q        EXHIBIT INDEX ON PAGE 15

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE  ACT OF  1934
                 For the quarterly period ended November 1, 1997

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

     Yes X        No

        Number of shares outstanding of each of the issuer's classes of common stock, as of December 5, 1997:

     Common Stock, $.01 par value    15,745,761  shares, exclusive  of
                                     21,555,068  shares  held  by
                                     subsidiaries of the registrant

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Balance Sheets
As of November 1, 1997
(Unaudited)
(dollars in thousands)
                                    November 1,  February 1,
Assets                              1997         1997
--------------------                --------     -----------
Current assets:
  Cash and cash equivalents     $    20,920          20,618
  Accounts receivable, net          250,835         267,433
  Merchandise inventories           264,813         190,646
  Other current assets               19,191          16,265
                                   --------       ---------
Total current assets                555,759         494,962

Property, fixtures and
  equipment, net                    199,315         174,260
Net deferred tax assets              37,201          42,909
Other assets                          9,293          11,916
                                  ---------       ---------
                               $    801,568         724,047
                                  =========       ==========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of
    long-term debt              $    29,106           2,854
  Accounts payable                  102,819          58,178
  Accrued expenses                   95,287          96,978
                                    -------         -------
Total current liabilities           227,212         158,010

Long-term debt,
  less current maturities           166,196         159,635
Other liabilities                    50,007          47,585
                                    -------         -------
Total liabilities                   443,415         365,230
                                    -------         -------
Shareholders' equity:
  Common stock                          157             159
  Paid-in capital                   166,450         176,954
  Unamortized stock compensation          -            (167)
  Unrealized gain on investments        109              96
  Retained earnings                 191,437         181,775
                                    -------         -------
Total shareholders' equity          358,153         358,817
                                    -------         -------
                                $   801,568         724,047
                                    =======         =======

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Three months ended November 1, 1997 and November 2, 1996
(Unaudited)
(dollars in thousands, except per share amounts)

                                     Three months ended
                                   -----------------------
                                   November 1,   November 2,
                                   1997          1996
                                   --------      ---------

Net sales                       $   281,740        266,238
Cost of sales                      (180,467)      (168,565)
Selling, general and
   administrative expenses          (81,701)       (80,661)
Depreciation and amortization        (4,966)        (4,057)
Other expense                          (277)          (321)
                                     -------       --------

Income from operations               14,329         12,634
Interest expense, net                (3,929)        (4,072)
Loss on marketable
   securities                             -        (10,525)
Other expense                        (1,415)           -
                                    --------       --------
Income (loss) before income taxes     8,985         (1,963)
Income tax benefit (expense)         (3,558)           774
                                    --------       --------
Net income (loss)                $    5,427         (1,189)
                                    ========       ========

Primary net income (loss)
   per share                     $     0.33          (0.07)
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares              16,447,407     16,044,165
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Operations
Nine months ended November 1, 1997 and November 2, 1996
(Unaudited)
(dollars in thousands, except per share amounts)

                                      Nine months ended
                                   -----------------------
                                   November 1,   November 2,
                                   1997          1996
                                   --------      ---------

Net sales                       $   783,639        727,992
Cost of sales                      (502,490)      (463,770)
Selling, general and
   administrative expenses         (232,185)      (223,371)
Depreciation and amortization       (15,017)       (12,120)
Other expense                        (4,287)          (456)
                                     -------        -------

Income from operations               29,660         28,275
Interest expense, net               (12,247)       (11,207)
Gain on sale of
   marketable securities, net           -            4,367
Other expense                        (1,415)        (2,827)
                                    --------        -------
Income before income taxes           15,998         18,608
Income tax expense                   (6,335)        (7,331)
                                    --------       --------
Net income                       $    9,663         11,277
                                    ========       ========

Primary net income
   per share                     $     0.59           0.67
                                    ========       ========

Weighted average number
   of common and common
   equivalent shares              16,468,223     16,720,097
                                 ===========    ===========

See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended November 1, 1997 and November 2, 1996
(Unaudited)
(dollars in thousands)
                                          Nine months ended
                                       ------------------------
                                       November 1,   November 2,
                                       1997          1996
                                       --------      ---------
Net cash provided by
  operating activities            $     20,579          5,975
                                        -------        ------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities                  100         31,094
  Purchases of property
    and equipment                      (41,538)       (42,983)
  Proceeds from disposition
    of assets                               -             603
                                        -------       -------
Net cash used by
    investing activities               (41,438)       (11,286)
                                        -------       -------
Cash flows from financing activities:
  Stock options exercised                2,391            718
  Repurchase of common stock           (13,095)       (11,069)
  Repayments of long-term
    debt and other obligations          (7,293)        (2,419)
  Net issuances (repayments) under
    receivables facility                38,189         (1,212)
  Debt issuance costs and other            969         (4,988)
                                        -------        -------
Net cash provided (used) by
   financing activities                 21,161        (18,970)
                                       --------        -------
Net increase (decrease) in cash
   and cash equivalents                    302        (24,281)

Cash and cash equivalents at
  beginning of the period               20,618         44,384
                                       -------        -------
Cash and cash equivalents
  at end of the period            $     20,920         20,103
                                       =======        =======



See accompanying notes to consolidated financial statements.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 1997
(Unaudited)

(1)  The Company

Carson Pirie Scott & Co.(CPS) and its subsidiaries (together, the Company) operate 52 traditional department stores and four furniture stores which are located in Illinois, Wisconsin, Indiana and Minnesota.

(2)  Merger

The Company announced on October 29, 1997 that it had entered into an Agreement and Plan of Merger with Proffitt's, Inc. ("Proffitt's"). The Company filed a Form 8-K with the Securities and Exchange Commission dated October 29, 1997 with respect to the planned merger with Proffitt's.

(3)  Opinion of Management

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

The results of operations for the nine months ended November 1, 1997 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the retail industry.

(4)   Derivative Financial Instruments

Interest rate cap agreements are used by the Company in the management of its interest rate risk. The net amounts paid under interest rate cap agreements designated as hedges are capitalized and recognized over the life of the underlying debt agreements, as an adjustment to interest expense. When applicable, the related amounts receivable from the counter-parties are included in other current assets. The Company deferred gains and losses related to various hedged interest rate derivative financial instrument agreements since the underlying debt was outstanding.

Carson Pirie Scott & Co. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 1997
(Unaudited)


(5)  Year 2000 Information System Preparation Costs

The Company records year 2000 information system preparation costs in other operating expense. The Company anticipates these costs will be approximately $5.1 million in 1997, of which $4.7 million was recorded for the nine months ended November 1, 1997. The Company estimated in its first quarter 10-Q that year 2000 costs would be approximately $2.0 million in 1997. The estimate increased to $5.1 million to reflect the undepreciated asset value of a terminated capital lease that was written down to zero, as previously disclosed on a Form 8-K dated June 30, 1997 filed with the Securities and Exchange Commission.

(6)  Other Expense

During the nine months ended November 1, 1997, the Company recorded expenses of $1.0 million for professional fees and expenses incurred to defend and ultimately settle its lawsuit with Elder Beerman. The Company reached the settlement in the third quarter of 1997, subject to bankruptcy court approval.

(7)  Share Repurchases

During the nine months ended November 1, 1997, the Company repurchased 394,777 shares of its common stock for $13.1 million under its $20.0 million buyback program. The Company suspended its share repurchase program in conjunction with its announced plan to merge with Proffitt's.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information, discussion, and analysis which follow are based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations

Comparison of the three months ended November 1, 1997 and November 2, 1996

Net sales. Net sales were $281.7 million for the three months ended November 1, 1997 as compared to $266.2 million for the three months ended November 2, 1996, an increase of $15.5 million or 5.8%. The net sales increase was due to new store openings, offset slightly by the closing of one underperforming location, and a 4.0% comparable store sales increase. The 4.0% comparable store sales increase for the quarter was broad-based encompassing most merchandise categories.

Gross margin. Gross margin was $101.3 million for the 1997 three- month period versus $97.7 million for the 1996 three-month period, an increase of $3.6 million or 3.7%. Gross margin as a percentage of net sales was 35.9% for the 1997 three-month period compared to 36.7% for the comparable prior period. The gross margin rate decrease was primarily due to changes in the mix of merchandise sold and a higher level of markdowns resulting from excess summer merchandise.

Selling, general and administrative expenses. Selling, general and administrative expenses were $81.7 million for the 1997 three-month period versus $80.7 million for the 1996 three-month period, an increase of $1.0 million or 1.2%. Selling, general and administrative expenses as a percentage of sales were 29.0% and 30.3% for the quarters ended November 1, 1997 and November 2, 1996, respectively. The decrease in rate resulted primarily from the Company controlling fixed expenses, which were distributed over a larger sales base in the current period, and the absence of new store preopening charges in the 1997 three-month period.

Depreciation and amortization. Depreciation and amortization increased to $5.0 million for the three months ended November 1, 1997 from $4.1 million for the three months ended November 2, 1996. Depreciation expense increased $0.9 million for the 1997 period as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations.

Interest expense, net. Interest expense, net decreased to $3.9 million for the three-month period ended November 1, 1997 as compared to $4.1 million for the three-month period ended November 2, 1996.

Loss on marketable securities. The Company recorded a loss of $10.5 million in the 1996 period related to the write-down of it's interest in 9% Junior Subordinated Exchange Debentures Due 2004 of County Seat Holdings, Inc. (the "County Seat Debentures"). The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to exchange the County Seat Debentures for other securities that had been issued to the Company as a part of the sale price for the Company's 1989 divestiture of County Seat Stores, Inc. to a management led buyout group. The Company sold the County Seat Debentures during the first quarter of 1997.

Other expense. During the three months ended November 1, 1997, the Company recorded expenses of $1.0 million for professional fees and expenses incurred to defend and ultimately settle its lawsuit with Elder Beerman. The Company reached the settlement in the third quarter of 1997, subject to bankruptcy court approval.

Income tax benefit (expense). The Company recorded income tax expense for the three months ended November 1, 1997 of $3.6 million. This compared to an income tax benefit of $0.8 million for the three months ended November 2, 1996. The Company's effective income tax rates were 39.6% for the three months ended November 1, 1997 and 39.4% for the three months ended November 2, 1996. These rates differ from the federal statutory rate of 35.0% due primarily to state and local income taxes.

Comparison of the nine months ended November 1, 1997 and November 2, 1996

Net sales. Net sales were $783.6 million for the nine months ended November 1, 1997 as compared to $728.0 million for the nine months ended November 2, 1996, an increase of $55.6 million or 7.6%. The net sales increase was due to new store openings, offset slightly by the closing of one underperforming location, and a 4.4% comparable store sales increase. The Company opened department store locations at the Cherryvale Mall located in Rockford, Illinois in June 1996 and at the Fox Valley Mall located in Aurora, Illinois in October 1996. In addition, the Company opened a freestanding furniture location in Brookfield, Wisconsin in October, 1996. The 4.4% comparable store sales increase was broad-based encompassing most merchandise categories.

Gross margin. Gross margin was $281.1 million for the 1997 nine- month period versus $264.2 million for the 1996 nine-month period, an increase of $16.9 million or 6.4%. Gross margin as a percentage of net sales was 35.9% for the 1997 nine-month period compared to 36.3% for the comparable prior period. The gross margin rate decrease was primarily due to changes in the mix of merchandise sold and higher markdowns.

Selling, general and administrative expenses. Selling, general and administrative expenses were $232.2 million for the 1997 nine-month period versus $223.4 million for the 1996 nine-month period, an increase of $8.8 million or 3.9%. Selling, general and administrative expenses as a percentage of sales were 29.6% and 30.7% for the nine months ended November 1, 1997 and November 2, 1996, respectively. The increase in expense was primarily due to costs associated with new stores, higher wage rates, and higher bad debt offset by increases in finance charge income. The decrease in expense rate resulted primarily from the controlling of fixed expenses, which were distributed over a larger sales base in the current nine-month period.

Depreciation and amortization. Depreciation and amortization increased to $15.0 million for the nine months ended November 1, 1997 from $12.1 million for the nine months ended November 2, 1996. Depreciation expense increased $2.9 million for the 1997 period as the Company's capital expenditure program increased the carrying value of property, fixtures and equipment. The Company anticipates that the level of depreciation expense will continue to rise as the Company continues its capital expenditures for new store acquisitions and store renovations.

Other expense. The Company recorded $4.7 million in year 2000 information system preparation costs for the nine months ended November 1, 1997, which includes $3.1 million for the write-down of a terminated capital lease as described in
Note 5 of the Consolidated Financial Statements.

Interest expense, net. Interest expense, net increased to $12.2 million for the nine-month period ended November 1, 1997 as compared to $11.2 million for the nine-month period ended November 2, 1996. The increase was due primarily to the absence of interest income in 1997 from the Company's County Seat Debentures, which were written down to zero in the third quarter of 1996 and subsequently sold in the first quarter of 1997.

Gain on sale of marketable securities, net. During the nine months ended November 2, 1996, the Company sold 1,026,550 shares of Proffitt's, Inc. common stock for $31.1 million and realized a gain of $14.9 million. In addition, the Company recorded a loss of $10.5 million during the nine months ended November 2, 1996 related to the write-down of the County Seat Debentures. The Company received the County Seat Debentures in 1993 when County Seat Holdings, Inc. exercised its option to exchange the County Seat Debentures for other securities that had been issued to the Company as part of the sale price for the Company's 1989 divestiture of County Seat Stores, Inc. to a management-led buyout group.

Other expense. During the nine months ended November 1, 1997, the Company recorded expenses of $1.0 million for professional fees and expenses incurred to defend and ultimately settle its lawsuit with Elder Beerman. The Company reached the settlement in the third quarter of 1997, subject to bankruptcy court approval. In 1996, the Company made a $2.5 million cash contribution to the Carson Pirie Scott Foundation.

Income tax expense. Income tax expense for the nine months ended November 1, 1997 and November 2, 1996 was $6.3 million and $7.3 million, respectively, resulting in effective income tax rates of 39.6% and 39.4%, respectively. These rates differ from the federal statutory rate of 35.0% due primarily to state and local income taxes.

Liquidity and Capital Resources

The Company's cash and cash equivalents position on November 1, 1997 totaled $20.9 million and outstanding debt totaled $195.3 million, resulting in a net debt position (Net Debt) of $174.4 million. Net Debt is outstanding debt less cash and cash equivalents. The Company believes Net Debt is a useful measure of its liquidity position given the Company's ability to apply cash to its outstanding debt. For the nine months ended November 1, 1997, Net Debt increased $32.5 million, which is primarily due to expenditures under the Company's capital expenditure program, repurchases of common stock under the CPS buyback program and an increase in seasonal working capital needs.

National Bank of the Great Lakes (NBGL), the Company's wholly owned subsidiary, extends credit to the Company's customers through the NBGL credit card program. The NBGL credit card program is subject to economic and competitive factors, many of which are beyond the Company's control, that may materially affect the future profitability of the NBGL credit card program.

Among these factors are increasing competition from third party cards, which has negatively affected the percentage of net sales transacted on the NBGL credit card. The percentage of net sales transacted on NBGL credit cards declined approximately 3.1 percentage points for the nine months ended November 1, 1997 compared to the nine months ended November 2, 1996 and may continue to decline. Despite this decrease in penetration, NBGL generated an additional $3.8 million in finance charge income during the nine months ended November 1, 1997 on its credit card portfolio due to higher average balances. Another factor is the increasing number of personal bankruptcy filings by holders of NBGL's credit cards, which may continue to increase. NBGL write-offs related to customer bankruptcy filings increased from $2.6 million for the nine months ended November 2, 1996 to $3.8 million for the nine months ended November 1, 1997. These factors and others could materially affect the profitability of the NBGL credit operations.

A subsidiary of the Company has the right to borrow, subject to certain limitations, including compliance with certain restrictive covenants, up to $216.0 million under a receivables facility. As of November 1, 1997, borrowings under the receivables facility totaled $151.7 million. The receivables facility includes a $125.0 million facility that expires in June 2000, a $75.0 million facility that expires in May 1998 and a $16.0 million facility that expires in June 1998. Subsequent to November 1, 1997, the Company terminated the $16.0 million facility.

In addition, the Company has the right to borrow, subject to certain limitations, up to $125.0 million under an unsecured revolving credit facility. The unsecured revolving credit facility replaced an existing secured facility and provides lower interest costs and fees and more flexible covenants and terms. The $125.0 million facility is divided between a $75.0 million facility with a maturity of October 2002 and a $50.0 million facility with a maturity of October 1998. The revolving credit facility had outstanding letters of credit for $6.0 million as of November 1, 1997, which reduce availability. No cash borrowings were outstanding under the revolving credit facility or its predecessor facility during the nine months ended November 1, 1997.

In fiscal 1997, the Company anticipates spending $60 million for capital expenditures which will be allocated as follows: store programs of $46 million which included the completion of five store renovations, and the purchase of one store in February 1997 that was previously leased by the Company; technology programs of $4 million; and other programs of $10 million.

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

The Company believes that it will have sufficient funds available from cash on hand, cash from operations, the receivables facility and the unsecured revolving credit facility to satisfy the Company's needs for working capital, planned capital expenditures, debt service and operations during the next several fiscal years. However, the Company can give no assurance that the Company's future operating performance, net sales, cash flows and the effect of the planned Proffitt's merger, all of which are subject to financial, general and regional economic, competitive and other factors all of which affect the Company and many of which are beyond its control, will be adequate to generate sufficient funds to meet the Company's needs during the next several fiscal years.

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

For the year ending January 30, 1999, or fiscal 1998, the Company will adopt the FASB's Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In addition, in fiscal 1998, the Company will adopt FASB's Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and related disclosures to shareholders. The Company is evaluating the impact of these pronouncements on its consolidated financial statements.

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

       (b)     Reports on Form 8-K
               --------------------------
       The following reports on Forms 8-K were filed on the dates indicated below during the quarter ended November 1, 1997:

       Report Date         Description
       -----------         -----------
       August 14, 1997     Reported under Item 5 the Company's  earnings for the
                           second quarter.

       October 29, 1997    Reported  under Item 5 that on October 29, 1997 the
                           Company entered into an Agreement and Plan of Merger with Proffitt's and LaSalle Merger Corporation, an
                           Illinois Corporation.









                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: December 16, 1997

                        Carson Pirie Scott & Co.

                        By: /s/ David J. Biese
                            ----------------------------
                            David J. Biese
                            Vice President, Controller
                            (chief accounting officer
                            and authorized officer)

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


Exhibit
Number                 Description
---------              ---------------

4.1A Revolving Credit and Guaranty Agreement (5-Year), dated as of October 16, 1997 (the "5-Year Credit Agreement"), among CPS, certain of CPS's subsidiaries, the lenders named therein, ABN AMRO Bank N.V. ("ABN AMRO") as agent; the Bank of New York ("BNY") and Dresdner Bank AG ("Dresdner"), as co-agents (filed as Exhibit 10.2A to this Quarterly Report on Form 10-Q).

4.1B Revolving Credit and Guaranty Agreement (364-Day), dated as of October 16, 1997 (the "364-Day Credit Agreement"), among CPS, certain of CPS's subsidiaries, the lenders named therein, ABN AMRO as agent, Dresdner and BNY, as co-agents (filed as Exhibit 10.2B to this Quarterly Report on Form 10-Q).

10.1C Third Agreement of Amended and Restated Receivables Purchase Agreement dated as of October 16, 1997.

10.2A                  5-Year Credit Agreement

10.2B                  364-Day Credit Agreement

11.1                   Computation of
                       Per Share Earnings.

27                     Financial Data Schedule.